Form 10-Q
period 1994-03-31
PRESIDENTIAL MORTGAGE CO
filed 1995-05-02
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                QUARTERLY REPORT
                             _____________________


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 2-94289

                         PRESIDENTIAL MORTGAGE COMPANY
             (Exact name of Registrant as specified in its charter)

            California                                             95-3611304
(State or other jurisdiction of incorporation or organization)    (IRS Employer
                                                                  Identification
                                                                       Number)


                            21031 Ventura Boulevard
                       Woodland Hills, California  91364
               (Address of Principal Executive Office) (Zip Code)
       Registrant's telephone number, including area code (818) 992-8999


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES     NO  X
                                        ---    ---

                              PRESIDENTIAL MORTGAGE COMPANY
                            (A California Limited Partnership)
                                      AND SUBSIDIARIES


                               Consolidated Balance Sheets
                                        Unaudited

                           December 31, 1993 and March 31, 1994



                                                                    MARCH 31,      DECEMBER 31,
                                                                      1994             1993
                   Assets
Cash & cash equivalents                                         $   11,909,806   $   13,219,565
Accounts receivable, net                                             3,599,112        4,133,661
Interest receivable                                                  1,910,009        2,091,425
Loans receivable, net  (Note 2)                                     89,305,762       84,754,592
Excess yield receivable                                                807,761          895,220
Real estate acuqired in settlement of loans                          5,531,703        6,003,295
Property and equipment, net                                          1,645,685        1,215,496
Goodwill                                                             1,434,708        1,621,781
Other assets                                                           998,229          388,555
                                                                  -------------    -------------
                                                                $  117,142,775   $  114,323,590
                                                                  =============    =============

      Liabilities and Partners' Capital

Liabilities:
  Thrift certificates payable                                       68,377,066       62,420,561
  Accounts payable, accrued expenses and interest payable            4,327,356        5,266,440
  Partnership withdrawals payable                                    1,120,379        1,120,379
  Notes payable                                                     22,950,000       23,800,000
  Mortgages payable - secured by real estate acquired in
    settlement of loans                                              1,456,556        1,777,278
                                                                  -------------    -------------
                                                                $   98,231,357   $   94,384,658
                                                                  -------------    -------------

Partners' capital                                                   18,911,418       19,938,932

                                                                  -------------    -------------
                                                                $  117,142,775   $  114,323,590
                                                                  =============    =============

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                          PRESIDENTIAL MORTGAGE COMPANY
                        (A California Limited Partnership)
                                 AND SUBSIDIARIES
                        Consolidated Statements of Income
                                    Unaudited


                                                                THREE MONTHS ENDED
                                                              March 31,        March 31,
                                                                1994             1993

Interest Income:
  Interest and fees on loans receivable                        2,847,740        3,924,513
  Interest on investments                                         67,612              968
                                                            -------------    -------------
                       Total interest income                   2,915,352        3,925,481
Interest Expense:
  Interest on thrift certificates greater than $100,00            14,014           76,807
  Interest on other thrift certificates                          661,321          706,839
  Interest on notes payable                                      509,732          690,734
                                                            -------------    -------------
                      Total interest expense                   1,185,067        1,474,380
                                                            -------------    -------------
Net interest income                                            1,730,285        2,451,101
Provision for loan losses                                        216,979          384,333
                                                            -------------    -------------
Net interest income afer provision for loan losses             1,513,306        2,066,768

Noninterest income:
  Trustee and reconveyance fees                                  877,399        1,018,793
  Other income                                                   265,977          206,286
  Gain on sale of Title I loans                                        0           20,000
                                                             -------------    -------------
                                                               1,143,376        1,245,079
Noninterest expense:
  General and administrative                                   1,510,673        1,196,777
  Salaries, employee benefits and personnel services           1,758,787        1,461,774
  Amortization of organization costs                              13,546            9,065
  Depreciation and amortization                                  135,257           39,185
  Expenses on real estate acquired in settlement of loans        347,841          218,239
  Net (gain)loss on sales of real estate acquired
    in settlement of loans                                       (81,908)          (7,110)
                                                             -------------    -------------
                                                               3,684,196        2,917,930
                                                             -------------    -------------
            Net income before management fee                  (1,027,514)         393,917
                                                             -------------    -------------
  Management fee (Note 3)                                              0           59,088
                                                             -------------    -------------
                                  Net income                  (1,027,514)         334,829
                                                             =============    =============




See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations.

                    PRESIDENTIAL MORTGAGE COMPANY
                 (A California Limited Partnership)
                         AND SUBSIDIARIES

          Consolidated Statements of Cash Flows (Unaudited)

             Three months ended March 31, 1994 and 1993



                                                 Three Months     Three Months
                                                     Ended            Ended
                                                    3-31-94          3-31-93

Cash flows from operating activities:
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
  Net income                                       (1,027,514)         334,829
  Depreciation & Amortization                         148,803          135,663
  Provision for loan losses                           216,979          384,333
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                   (81,908)          (7,110)
(Increase) decrease in asset accounts:
  Accounts Receivable                                 534,549         (753,789)
  Interest receivable                                 181,416            6,344
  Excess yield receivable                              87,459           65,905
  Goodwill                                            187,073           16,325
  Other assets                                       (623,220)        (548,551)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses
  and Interest Payable                               (939,084)       1,500,972

Net cash provided by (used in) operating         -------------    -------------
activities                                         (1,315,447)       1,134,921
                                                 -------------    -------------
Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable          (4,768,149)         818,934
  Increase in Property & Equipment                   (565,446)         (60,341)
  Decrease in Mortgages Payable on Other
    Real Estate                                      (320,722)        (429,650)
  Decrease in Other Real Estate                       553,500          245,136
  Proceeds from repayment of receivable
  from related party                                        0          321,621
                                                 -------------    -------------
Net cash provided by (used in) investing           (5,100,817)         895,700
activities                                       -------------    -------------

Cash flow from financing activities:
  Distribution to Partners                                  0       (1,027,924)
  Withdrawal of Partnership Shares                          0         (306,644)
  Increase in Thrift Certificates                   5,956,505        2,707,579
  Decrease in Line of Credit                         (850,000)      (3,100,000)
  Proceeds from issuance of partnership
    shares                                                  0           17,382
                                                 -------------    -------------
Net cash provided by (used in) financing            5,106,505       (1,709,607)
activities                                       -------------    -------------

Net decrease in Cash and Cash Equivalents          (1,309,759)         321,014

Cash and Cash Equivalents at Year End              13,219,565          453,278
                                                 -------------    -------------
Cash and Cash Equivalents at March 31,             11,909,806          774,292
                                                 =============    =============




See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations.

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES


                     Notes to Combined Financial Statements


1) The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Partnership's financial position, its cash flows and the results of its operations. The Partnership presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the Partnership's most recent annual report has been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans origi-nated and loans paid off.


2)      Loans Receivable

        The following is a summmary of Loans Receivable:


                                          @ 3-31-94        @ 12-31-93

        Interest bearing loan           $ 93,790,148      $ 89,482,481
        Deferred loan fees, net           (1,638,661)       (1,605,488)
        Allowance for loan losses         (2,845,725)       (3,122,401)
                                          ----------        ----------
        Total                           $ 89,305,762      $ 84,754,592
                                          ==========        ==========


        The following is a summmary of Allowance for Loan Losses:


        Balance at 12-31-93             $ 3,122,400
        Additions to reserve                216,979
        Charge offs/recoveries             (493,654)
                                          ---------
        Balance at 3-31-94              $ 2,845,725
                                          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Company" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) increased $2.8 million (2%) to $117.1 million at March 31, 1994 from $114.3 million at December 31, 1993. The increase was due primarily to an increase of $4.5 million (5%) in net loans. The increase in net loans was partially offset by reductions of $1.3 million (10%) in cash and cash equivalents and $.5 million (8%) in OREO (other real estate acquired in settlement of loans) due to sales of OREO.

         Total liabilities increased $3.8 million (4%) to $98.2 at March 31, 1994 from $94.4 at December 31, 1993. The increase was due entirely to an increase of $6.0 million (10%) in thrift certificates issued by Pacific Thrift, to $68.4 million at March 31, 1994 from $62.4 million at December 31, 1993. The increase in thrift certificates was partially offset by reductions of $.9 million (18%) in accounts and interest payable, $.9 million (4%) in notes payable, due to pay down of the bank debt, and $.3 million (18%) in mortgages payable secured by OREO.

         Total partnership capital decreased by $1.0 million (5%) to $18.9 million at March 31, 1994 from $19.9 at December 31, 1993, due to the net operating loss incurred during the quarter.

RESULTS OF OPERATIONS

         The Company incurred a net operating loss of $1.0 million for the quarter ended March 31, 1994 compared with a net operating profit of $.3 million for the quarter ended March 31, 1993. The net loss in the first quarter of 1994 was due primarily to declines in net interest income and increases in non-interest expense. Total interest income declined $1.0 million (26%), and net interest income after provision for loan losses decreased by $.6 million (29%), primarily due to reduced interest rates charged on loans. Non-interest expense increased by $.8 million (28%) for the quarter ended March 31, 1994, including increases of $.3 million (25%) in general and administrative expenses due to write-offs of certain fixed assets and an increase in professional fees, and $.3 million (20%) in salaries and employee benefits, due to increased staffing at Pacific Thrift and a reduced deferral of loan origination costs pursuant to FASB 91.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $.2 million for the first quarter of 1994, compared with $.4 million for the first quarter of 1993. The total allowance for loan losses was $2.8 million at March 31, 1994 compared with $3.1 million at December 31, 1993. Management believes that a lower allowance for loan losses was warranted because of a reduction in total loan delinquencies from total delinquencies at March 31, 1993 and December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At March 31, 1994, cash and cash equivalent assets totalled $11.9 million, compared with $13.2 million at December 31, 1993. Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At March 31, 1994, Pacific Thrift's leverage and risk-based capital adequacy ratios exceeded the FDIC's requirements for "well-capitalized" institutions. See the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Item 1. "Business -- Supervision and Regulation -- Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

         At March 31, 1994, the Company had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1994 totalled $32.7 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Company utilized $1.3 million in cash from operating activities from December 31, 1993 through March 31, 1994, primarily reflecting the net operating loss for the quarter.

         The Company used $5.1 million in cash from investing activities, primarily to fund a $4.8 million increase in loans receivable and a $.6 million in additions to property and equipment.

         The Company realized $5.1 million from financing activities from December 31, 1993 through March 31, 1994, reflecting the issuance of $6.0 million in thrift certificates, used to funding lending activity by Pacific Thrift. Presidential used $.9 million in cash from proceeds of loan payments and sales of loans to pay down the bank debt. No distributions or withdrawal payments were made to limited partners in accordance with the restrictions on such payments under the bank loan agreement.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings since the date of filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the quarter ended March 31, 1994.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the first quarter of 1994.

                                  SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PRESIDENTIAL MORTGAGE COMPANY
                                                   (Registrant)



May 1, 1995                               JOEL R. SCHULTZ
Date                                      -------------------------------------
                                          Joel R. Schultz,
                                          Chief Managing Officer of Registrant;
                                          President of Presidential Services
                                          Corporation ("PSC"), general partner
                                          of Presidential Management Company, a
                                          California limited partnership,
                                          general partner of the Registrant


May 1, 1995                               CHARLES J. SIEGEL
Date                                      -------------------------------------
                                          Charles J. Siegel,
                                          Chief Financial and Accounting Officer
                                          of the Registrant