Form 10-Q
period 1994-06-30
PRESIDENTIAL MORTGAGE CO
filed 1995-05-02
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                              ---------------------


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994 OR


/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM __________ TO __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES       NO   X  .
                                       -----    -----

                              PRESIDENTIAL MORTGAGE COMPANY
                            (A California Limited Partnership)
                                      AND SUBSIDIARIES

                               Consolidated Balance Sheet
                                        Unaudited

                           December 31, 1993 and June 30, 1994

                                                                              JUNE 30,          DECEMBER 31,
                                                                                1994                1993
                                 Assets

Cash & cash equivalents                                                $         13,124,512            13,219,565
Accounts receivable, net                                                          3,666,202             4,133,661
Interest receivable                                                               1,580,336             2,091,425
Loans receivable, net (note 2)                                                   82,460,869            84,754,592
Excess yield receivable                                                             727,789               895,220
Real estate acquired in settlement of loans                                       5,603,223             6,003,295
Property and equipment, net                                                       1,373,004             1,215,496
Goodwill                                                                          1,753,336             1,621,781
Other assets                                                                      1,284,557               388,555
                                                                       --------------------     -----------------
Total Assets                                                           $        111,573,828           114,323,590
                                                                       ====================     =================



                   Liabilities and Partners' Capital

Liabilities:
  Thrift certificates payable                                          $         66,550,809            62,420,561
  Accounts payable, accrued expenses and interest payable                         4,479,353             5,266,440
  Partnership withdrawals payable                                                 1,120,379             1,120,379
  Notes payable                                                                  20,800,000            23,800,000
  Mortgages payable - secured by real estate acquired in
    settlement of loans                                                           1,512,786             1,777,278
                                                                       --------------------     -----------------
                                                                       $         94,463,327            94,384,658
                                                                       --------------------     -----------------

Partners' Capital                                                                17,110,501            19,938,932

                                                                       --------------------     -----------------
Total Liabilities & Partners' Capital                                  $        111,573,828           114,323,590
                                                                       ====================     =================


See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                                      PRESIDENTIAL MORTGAGE COMPANY
                                    (A California Limited Partnership)
                                            AND SUBSIDIARIES
                                    Consolidated Statements of Income
                                                Unaudited

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          June 30,          June 30,     June 30,         June 30,
                                                                            1994              1993         1994             1993
Interest Income:
  Interest and fees on loans receivable                                    3,448,753       4,030,901      6,296,493      7,955,414
  Interest on deposits with banks                                             64,910             483        131,019          1,451
                                                                          ----------       ---------     ----------      ---------
                                                  Total interest income    3,513,663       4,031,384      6,427,512      7,956,865
Interest Expense:
  Interest on thrift certificates greater than $100,000                        4,830          77,831         18,844        154,638
  Interest on other thrift certificates                                      662,938         722,242      1,324,259      1,429,081
  Interest on notes payable                                                  532,433         635,788      1,042,165      1,326,522
                                                                          ----------       ---------     ----------      ---------
                                                 Total interest expense    1,200,201       1,435,861      2,385,268      2,910,241
                                                                          ----------       ---------     ----------      ---------
Net interest income                                                        2,313,462       2,595,523      4,042,244      5,046,624
Provision for loan losses                                                    467,999         464,150        684,978        848,483
                                                                          ----------       ---------     ----------      ---------
                     Net interest income afer provision for loan losses    1,845,463       2,131,373      3,357,266      4,198,141

Noninterest income:
  Trustee and reconveyance fees                                              812,993         929,132      1,690,392      1,947,925
  Other income                                                               278,415         357,415        545,895        563,701
  Gain on sale of Title I loans                                                    0          (4,823)             0         15,177
                                                                          ----------       ---------     ----------      ---------
                                                                           1,091,408       1,281,724      2,236,287      2,526,803
Noninterest expense:
  General and administrative                                               1,806,754       1,413,881      3,317,427      2,610,658
  Salaries, employee benefits and personnel services                       1,983,037       1,349,255      3,741,824      2,811,029
  Amortization of organization costs                                          25,346          (6,484)        38,892          2,581
  Depreciation and amortization                                              136,106          40,420        271,363         79,605
  Expenses on real estate acquired in settlement of loans                    587,823         191,235        935,664        409,474
  Net loss (gain) on sales of real estate acquired
    in settlement of loans                                                   198,722         222,921        116,814        215,811
                                                                          ----------       ---------     ----------      ---------
                                                                           4,737,788       3,211,228      8,421,984      6,129,158
                                                                          ----------       ---------     ----------      ---------
                                                                                   0          12,700              0         71,788
                                                                          ----------       ---------     ----------      ---------
                                                            Net income    (1,800,917)        189,169     (2,828,431)       523,998
                                                                          ==========       =========     ==========      =========

See accompanying Notes to Consolidated Financial Statements and
Management's discussion and Analysis of Financial
Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                    Six months ended June 30, 1994 and 1993

                                                    Six Months        Six Months
                                                      Ended             Ended
                                                     6-30-94           6-30-93

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
  Net income                                        (2,828,431)          523,998
  Depreciation & Amortization                          310,255           469,516
  Provision for loan losses                            684,978           848,483
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                    116,814           215,811
(Increase) decrease in asset accounts:
  Accounts Receivable                                  467,459        (1,547,836)
  Interest receivable                                  511,089         1,093,725
  Excess yield receivable                              167,431          (205,206)
  Goodwill                                            (131,555)          (15,171)
  Other assets                                        (934,894)         (958,918)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses
  and Interest Payable                                (787,087)        1,008,841

Net cash provided by (used in) operating            ----------       -----------
activities                                          (2,423,941)        1,433,243
                                                    ----------       -----------
Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable            1,608,745        14,436,284
  Increase in Property & Equipment                    (428,871)           (1,227)
  Decrease in Mortgages Payable on Other
    Real Estate                                       (264,492)          (73,597)
  Decrease in Other Real Estate                        283,258         1,096,136
  Proceeds from repayment of receivable
  from related party                                         0           354,621
                                                    ----------       -----------
Net cash provided by (used in) investing
activities                                           1,198,640        15,812,217
                                                    ----------       -----------

Cash flow from financing activities:
  Distribution to Partners                                   0        (1,943,435)
  Withdrawal of Partnership Shares                           0        (1,282,500)
  Increase in Thrift Certificates                    4,130,248        14,742,252
  Decrease in Line of Credit                        (3,000,000)      (29,150,000)
  Proceeds from issuance of partnership
    shares                                                   0            34,097
                                                    ----------       -----------
Net cash provided by (used in) financing             1,130,248       (17,599,586)
activities                                          ----------       -----------

Net decrease in Cash and Cash Equivalents              (95,053)         (354,126)

Cash and Cash Equivalents at Year End               13,219,565           789,412
                                                    ----------       -----------
Cash and Cash Equivalents at June 30,               13,124,512           435,286
                                                    ==========       ===========

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


2)  Loans Receivable

    The following is a summmary of Loans Receivable:

                                                 @ 6-30-94            @ 12-31-93

    Interest bearing loans                  $      85,948,647     $     89,482,481
    Deferred loan fees, net                        (1,467,165)          (1,605,488)
    Allowance for loan losses                      (2,020,613)          (3,122,401)
                                            -----------------     ----------------
                        Total               $      82,460,869     $     84,754,592
                                            =================     ================


    The following is a summmary of Allowance for Loan Losses:


    Balance at 12-31-93                     $       3,122,400
    Additions to reserve                              684,978
    Charge offs/recoveries                         (1,786,765)
                                            -----------------
    Balance at 6-30-94                      $       2,020,613
                                            =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Company" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) decreased $2.7 million (2%) to $111.6 million at June 30, 1994 from $114.3 million at December 31, 1993. The decline was due primarily to reductions in loans receivable, interest receivable and OREO (other real estate acquired in settlement of loans). Loans receivable decreased by $2.3 million (3%), due to use of proceeds from loan payoffs and sales of loans to pay down Presidential's bank debt. Interest receivable decreased by $.5 million (24%), due to reduced interest rates charged on loans. OREO decreased by $.4 million (7%) due to sales of OREO during the first and second quarters of 1994. Accounts receivable decreased by $.4 million (10%), to $3.7 million from $4.1 million.

         Total liabilities increased $.1 million (0.1%) to $94.5 at June 30, 1994 from $94.4 at December 31, 1993. The increase was due to the increase of $4.1 million (7%) in thrift certificates issued by the Company's wholly owned subsidiary, Pacific Thrift and Loan Company ("Pacific Thrift"), to $66.5 million at June 30, 1994 from $62.4 million at December 31, 1993. This increase was partially offset by reductions in notes payable and accounts and interest payable. Notes payable decreased $3.0 million (13%), to $20.8 million at June 30, 1994 from $23.8 million at December 31, 1993, as Presidential continued to pay down the bank debt. Accounts and interest payable decreased $.8 million (15%), to $4.5 million at June 30, 1994 from $5.3 million at December 31, 1993.

         Total partnership capital decreased by $2.8 million (14%) to $17.1 million at June 30, 1994 from $19.9 at December 31, 1993, due to net operating losses in the first and second quarters of 1994.

RESULTS OF OPERATIONS

         The Company incurred a net operating loss of $1.8 million for the quarter ended June 30, 1994, compared with a net operating profit of $.2 million for the quarter ended June 30, 1993. For the six months ended June 30, 1994, the Company incurred a net operating loss of $2.8 million, compared with a net operating profit of $.5 million for the first six months of 1993. The net loss in the first two quarters of 1994 was due primarily to declines in net interest income and increases in non-interest expense.

         Total interest income declined by $.5 million (13%), to $3.5 million for the quarter ended June 30, 1994 compared with $4.0 million for the quarter ended June 30, 1993. For the year-to-date, total interest income declined by $1.6 million (19%), to $6.4 million for the first two quarters of 1994 compared with $8.0 million for the first two quarters of 1993. Net interest income after provision for loan losses decreased by $.3 million (13%) to $1.8 million in the second quarter of 1994 compared with $2.1 million in the second quarter of 1993, and by $.8 million (20%) in the first two quarters of 1994, to $3.4 million for the first two quarters of 1994 compared with $4.2 million for the first two quarters of 1993. Declines in interest income reflect declines in the loan portfolio and reductions in interest rates on loans receivable.

         Noninterest income declined $.2 million (15%) for the quarter ended June 30, 1994, to $1.1 million for the second quarter of 1994 from $1.3 million for the second quarter of 1993. For the year-to-date ended June 30, 1994, noninterest income declined $.3 million (11%), to $2.2 million for the first two quarters of 1994 compared with $2.5 million for the first two quarters of 1993. These declines were primarily due to reduced foreclosures serviced by the Company's trust deed service company subsidiaries.

         Noninterest expense increased $1.5 million (48%) for the quarter ended June 30, 1994, to $4.7 million for the second quarter of 1994 from $3.2 million for the second quarter of 1993. For the year-to-date ended June 30, 1994, noninterest expense increased $2.3 million (37%), to $8.4 million for the first two quarters of 1994 compared with $6.1 million for the first two quarters of 1993. Increases for the 1994 second quarter consisted primarily of a $.4 million (28%) increase in general and administrative expenses, a $.7 million (47%) increase in salaries, employee benefits and personnel services, and a $.4 million (207%) increase in expenses on OREO. Increases for the first two quarters of 1994 consisted primarily of a $.7 million (27%) increase in general and administrative expenses, a $.9 million (33%) increase in salaries, employee benefits and personnel services, and a $.5 million (128%) increase in expenses on OREO. The increases in general and administrative expenses were due to an increase in professional fees and a write off of certain fixed assets, and the increases in salaries and employee benefits were due to increased staffing by Pacific Thrift and a reduction in the amount of loan origination fees deferred under FASB 91. The increase in expenses on OREO was due to a management decision to upgrade certain OREO properties in order to sell those properties for cash.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $.5 million for the second quarter of 1994, which was substantially unchanged from the provision for the second quarter of 1993. For the first two quarters of 1994, the provision for loan losses totalled $.7 million, which was 19% less than the $.8 million provision for the first two quarters of 1993. The total allowance for loan losses was $2.0 million at June 30, 1994, compared with $3.1 million at December 31, 1993. Management believes that a lower allowance for loan losses at June 30, 1994 was warranted due to the reduction in total delinquencies at June 30, 1994 from total delinquencies at June 30, 1993 and December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At June 30, 1994, cash and cash equivalent assets totalled $13.1 million, compared with $13.2 million at December 31, 1993. Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1994, as a result of an operating loss of $1.0 million for the first two quarters of 1994 and a difference in accounting treatment for certain sales of senior loan participation interests between regulatory and generally accepted accounting principles, Pacific Thrift was classified as "adequately capitalized under the FDIC's leverage and risk-based capital guidelines. See the Company's Annual
Report on Form 10-K for the year ended December 31, 1993, Item 1. "Business
- - -Supervision and Regulation -- Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

         At June 30, 1994, the Company had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1994 totalled $36.2 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Company utilized $2.4 million in cash from operating activities from December 31, 1993 through June 30, 1994, primarily reflecting the $2.8 million net operating loss.

         The Company realized cash flow from investing activities of $1.2 million from December 31, 1993 through June 30, 1994, primarily from a net $1.6 million reduction in loans receivable and a net $.3 million decrease in OREO.

         The Company realized $1.1 million from financing activities from December 31, 1993 through June 30, 1994, reflecting $4.1 million in proceeds from issuance of thrift certificates, used to fund lending activity of Pacific Thrift. Presidential used $3.0 million in cash proceeds from loan payments and sales of loans to pay down of the bank debt. No distributions or withdrawal payments were made to limited partners in accordance with the restrictions on such payments under the bank loan agreement.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the quarter ended June 30, 1994.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the second quarter of 1994.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PRESIDENTIAL MORTGAGE COMPANY
                                (Registrant)

  May 1, 1995                     JOEL R. SCHULTZ
- - -------------------------       -----------------------------
Date                            Joel R. Schultz,
                                Chief Managing Officer of Registrant; President
                                of Presidential Services Corporation ("PSC"), general partner of Presidential Management Company, a California limited
                                partnership, general partner of the Registrant

  May 1, 1995                     CHARLES J. SIEGEL
- - -----------------------------   -------------------------------
Date                            Charles J. Siegel,
                                Chief Financial and Accounting Officer of the Registrant
