Form 10-Q
period 1994-09-30
PRESIDENTIAL MORTGAGE CO
filed 1995-05-02
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                QUARTERLY REPORT
                               ------------------

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 2-94289

                         PRESIDENTIAL MORTGAGE COMPANY
             (Exact name of Registrant as specified in its charter)

            California                                   95-3611304
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


                            21031 Ventura Boulevard
                       Woodland Hills, California  91364
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
                                               --    --

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                   Unaudited

                    December 31, 1993 and September 30, 1994

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1994              1993
                     Assets

Cash & cash equivalents                                          $  16,159,469    $  13,219,565
Accounts receivable, net                                            10,206,139        4,133,661
Interest receivable                                                  1,533,272        2,091,425
Loans receivable, net (note 2)                                      70,171,466       84,754,592
Excess yield receivable                                                653,538          895,220
Real estate acquired in settlement of loans                          6,350,052        6,003,295
Property and equipment, net                                          1,467,908        1,215,496
Goodwill                                                             1,727,642        1,621,781
Other assets                                                           986,064          388,555
                                                                  -------------     ------------
                                                                 $ 109,255,550    $ 114,323,590
                                                                  =============     ============



       Liabilities and Partners' Capital

Liabilities:
  Thrift certificates payable                                    $  69,429,707    $  62,420,561
  Accounts payable, accrued expenses and interest payable            4,117,353        5,266,440
  Partnership withdrawals payable                                    1,120,379        1,120,379
  Notes payable                                                     18,314,768       23,800,000
  Mortgages payable - secured by real estate acquired in             1,984,748        1,777,278
    settlement of loans
                                                                  -------------     ------------
                                                                 $  94,966,955    $  94,384,658
                                                                  -------------     ------------

Partners' Capital                                                   14,288,595       19,938,932

                                                                  -------------     ------------
                                                                 $ 109,255,550    $ 114,323,590
                                                                  =============     ============

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           September 30,  September 30,      September 30,  September 30,
                                                               1994           1993               1994            1993
Interest Income:
  Interest and fees on loans receivable                       3,262,742     3,623,386           9,559,235      11,578,800
  Interest on deposits with banks                               151,078           505             283,600           1,956
                                                           ------------   -----------        ------------   -------------
                                   Total interest income      3,413,820     3,623,891           9,842,835      11,580,756
Interest Expense:
  Interest on thrift certificates greater than $100,000           4,867        75,274              23,711         229,912
  Interest on other thrift certificates                         746,474       714,076           2,070,733       2,143,157
  Interest on notes payable                                     430,068       609,204           1,472,233       1,935,726
                                                           ------------   -----------        ------------   -------------
                                  Total interest expense      1,181,409     1,398,554           3,566,677       4,308,795
                                                           ------------   -----------        ------------   -------------
Net interest income                                           2,232,411     2,225,337           6,276,158       7,271,961
Provision for loan losses                                     2,063,759       574,538           2,748,737       1,423,021
                                                           ------------   -----------        ------------   -------------
      Net interest income afer provision for loan losses        168,652     1,650,799           3,527,421       5,848,940

Noninterest income:
  Trustee and reconveyance fees                                 814,352       972,427           2,504,744       2,920,352
  Other income                                                  334,369       485,449             878,761       1,049,150
  Gain on sale of Title I loans                                       0             0                   0          15,177
                                                           ------------   -----------        ------------   -------------
                                                              1,148,721     1,457,876           3,383,505       3,984,679
Noninterest expense:
  General and administrative                                  1,668,716     1,744,570           4,986,143       4,355,228
  Salaries, employee benefits and personnel services          1,917,934     1,360,989           5,659,758       4,172,018
  Amortization of organization costs                            111,072         5,000             149,964           7,581
  Depreciation and amortization                                 114,736        42,633             386,099         122,238
  Expenses on real estate acquired in settlement of loans       449,736       278,449           1,385,400         687,923
  Net loss (gain) on sales of real estate acquired
    in settlement of loans                                     (122,915)      260,689              (6,101)        476,500
                                                           ------------   -----------        ------------   -------------
                                                              4,139,279     3,692,330          12,561,263       9,821,488
                                                           ------------   -----------        ------------   -------------
                        Net income before management fee     (2,821,906)     (583,655)         (5,650,337)         12,131
                                                           ------------   -----------        ------------   -------------
  Management fee (Note 3)                                             0             0                   0           1,213
                                                           ------------   ------------       ------------   -------------
                                              Net income     (2,821,906)     (583,655)         (5,650,337)         10,918
                                                           ============   ===========        ============   =============

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                 Nine months ended September 30, 1994 and 1993

                                                   Nine Months  Nine Months
                                                      Ended        Ended
                                                     9-30-94      9-30-93
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
  Net income                                       (5,650,337)      10,918
  Depreciation & Amortization                         536,063      725,086
  Provision for loan losses                         2,748,737    1,423,021
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                    (6,101)     476,500
(Increase) decrease in asset accounts:
  Accounts Receivable                              (6,072,478)    (508,412)
  Interest receivable                                 558,153      (64,286)
  Excess yield receivable                             241,682      (22,693)
  Goodwill                                           (105,861)    (220,000)
  Other assets                                       (747,473)  (1,182,182)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses
  and Interest Payable                             (1,149,087)  (1,007,705)

Net cash provided by (used in) operating           ----------   ----------
activities                                         (9,646,702)    (369,753)
                                                   ----------   ----------
Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable          11,834,389    4,759,760
  Increase in Property & Equipment                   (638,511)    (109,634)
  Decrease in Mortgages Payable on Other
    Real Estate                                       207,470   (2,299,489)
  Decrease in Other Real Estate                      (340,656)   5,985,087
  Proceeds from repayment of receivable
  from related party                                        0            0
                                                   ----------   ----------
Net cash provided by (used in) investing           11,062,692    8,335,724
activities                                         ----------   ----------

Cash flow from financing activities:
  Distribution to Partners                                  0   (1,753,395)
  Withdrawal of Partnership Shares                          0   (1,405,500)
  Increase in Thrift Certificates                   7,009,146    5,400,788
  Decrease in Line of Credit                       (5,485,232)  (7,100,000)
  Proceeds from issuance of partnership
    shares                                                  0       34,097
                                                   ----------   ----------
Net cash provided by (used in) financing            1,523,914   (4,824,010)
activities                                         ----------   ----------

Net decrease in Cash and Cash Equivalents           2,939,904    3,141,961

Cash and Cash Equivalents at Year End              13,219,565      453,278
                                                   ----------   ----------
Cash and Cash Equivalents at Sept 30,              16,159,469    3,595,239
                                                   ==========   ==========

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES


                     Notes to Combined Financial Statements


1) The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Partnership's financial position, its cash flows and the results of its operations. The Partnership presumes that users of the interim financial information herein have read or have access to the audited financial statements and Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the Partnership's most recent annual report has been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans originated and loans paid off.


2)  Loans Receivable

    The following is a summmary of Loans Receivable:

                                                   @ 9-30-94     @ 12-31-93
Interest bearing loans                         $  74,533,988  $  89,482,481
Deferred loan fees, net                           (1,195,230)    (1,605,488)
Allowance for loan losses                         (3,167,292)    (3,122,401)
                                                  -----------   ------------
                             Total             $  70,171,466  $  84,754,592
                                                  ===========   ============



    The following is a summmary of Allowance for Loan Losses:


Balance at 12-31-93                            $   3,122,400
Additions to reserve                               2,748,737
Charge offs/recoveries                            (2,703,845)
                                                  -----------
Balance at 9-30-94                             $   3,167,292
                                                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Company" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) decreased $5.0 million (4%) to $109.3 million at September 30, 1994 from $114.3 million at December 31, 1993. The decline was due primarily to reductions in loans receivable, which decreased by $14.6 million (17%), to $70.2 million at September 30, 1994 from $84.8 million at December 31, 1993. Interest receivable decreased by $.6 million (27%), to $1.5 million at September 30, 1994 from $2.1 million at December 31, 1993. Partially offsetting these declines were increases of $6.1 million (149%) in accounts receivable, primarily owed in connection with a loan sale completed at the end of September, and $3.0 million (23%) in cash and cash equivalents.

         Total liabilities increased $.6 million (1%) to $95.0 at September 30, 1994 from $94.4 at December 31, 1993. The increase was primarily due to a $7.0 million (11%) increase in thrift certificates issued by the Company's wholly owned subsidiary, Pacific Thrift and Loan Company ("Pacific Thrift"). Thrift certificates increased to $69.4 million at September 30, 1994 from $62.4 million at December 31, 1993. Offsetting this increase was a decrease of $5.5 million (23%) in notes payable, to $18.3 million at September 30, 1994 from $23.8 million at December 31, 1993, as Presidential continued to pay down the bank debt. In addition, accounts and interest payable decreased $1.2 million (23%), to $4.1 million at September 30, 1994 from $5.3 million at December 31, 1993.

         Total partnership capital decreased by $5.6 million (28%) to $14.3 million at September 30, 1994 from $19.9 at December 31, 1993, primarily due to net operating losses during the first three quarters of 1994.

RESULTS OF OPERATIONS

         The Company incurred a net operating loss of $2.8 million for the quarter ended September 30, 1994, compared with a net operating loss of $.6 million for the quarter ended September 30, 1993. For the nine months ended September 30, 1994, the Company incurred a net operating loss of $5.6 million, compared with a net operating profit of $.01 million for the first nine months of 1993. The net operating losses in the first three quarters of 1994 were due primarily to declines in net interest income after provision for loan losses and increases in noninterest expense.

         Total interest income declined by $.2 million (6%) for the quarter and by $1.8 million (15%) for the nine months ended September 30, 1994 compared with the same periods of 1993. Net interest income after provision for loan losses declined by $1.4 million (90%) for the quarter and by $2.3 million (40%) for the nine months ended September 30, 1994, due to a substantial increase in the provision for loan losses in the third quarter of 1994.

         Noninterest income declined by $.4 million (27%) for the quarter and by $.6 million (15%) for the nine months ended September 30, 1994 compared with the same periods of 1993, primarily due to declines in fees for foreclosure services earned by the Company's two trust deed service company subsidiaries.

         Noninterest expense increased by $.4 million (12%) for the quarter and by $2.8 million (28%) for the nine months ended September 30, 1994 compared with the same periods of 1993. The primary increases were for salaries, employee benefits and personnel services, general and administrative expenses and expenses on OREO. Salaries, employee benefits and personnel services increased by $.5 million (41%) for the quarter and by $1.5 million (36%) for the nine months ended September 30, 1994 compared with the same periods of 1993, primarily due to increased staffing at Pacific Thrift and reduced deferral of loan origination costs pursuant to FASB 91. General and administrative expenses remained materially unchanged for the third quarter but increased by $.6 million (14%) for the nine months ended September 30, 1994 compared with same periods of 1993, primarily due to increased professional fees. Expenses on OREO increased $.1 million (62%) for the quarter and $.7 million (101%) for the nine months ended September 30, 1994 compared with the same period of 1993, due to management's decision to upgrade certain OREO for sale.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $2.0 million for the third quarter of 1994, compared with $.6 million for the third quarter of 1993. For the nine months ended September 30, 1994, the total provision for loan losses was $2.7 million, 93% higher than the $1.4 million provision for loan losses for the first nine months of 1993. Approximately half of the increase was due to management's decision to reserve a higher percentage of the balance of Title I loans since these loans have no further insurance reserves. The remainder of the increased reserve was due to an increase for two classified loans at Pacific Thrift and a management policy decision at Pacific Thrift to increase the general reserves on current and adequately secured loans. After the increase in the provision in the third quarter of 1994, the total allowance for loan losses was $3.2 million at September 30, 1994, compared with $3.1 million at September 30, 1993. Total delinquencies at September 30, 1994 remained lower than total delinquencies at September 30, 1993 and December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At September 30, 1994, cash and cash equivalent assets totalled $16.2 million, compared with $13.2 million at December 31, 1993. The increase in cash was due to cash payments received on loan sales during the quarter. Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At September 30, 1994, as a result of the adjustments made to Pacific Thrift's provision for loan losses and differences in accounting treatment for sales of senior loan participation interests between regulatory and generally accepted accounting principles, Pacific Thrift was classified as "significantly undercapitalized" under the FDIC's capital adequacy guidelines. See the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Item 1. "Business -- Supervision and Regulation -- Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines," and see the Company's Report on Form 8-K dated December 19, 1994.

         At September 30, 1994, the Company had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1994 totalled $46.5 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Company utilized $9.6 million in cash from operating activities from December 31, 1993 through September 30, 1994, reflecting primarily the $5.6 million net loss for the first three quarters of 1994 and a $6.0 million increase in accounts receivable due to a sale of loans completed by Pacific Thrift in September.

         The Company realized cash flow from investing activities of $11.0 million from December 31, 1993 through September 30, 1994, primarily from a net decrease of $11.8 million in loans receivable.

         The Company realized $1.5 million from financing activities from December 31, 1993 through September 30, 1994, reflecting a $7.0 million increase in thrift certificates issued by Pacific Thrift, used to fund lending activity by Pacific Thrift. Presidential used $5.5 million in cash from proceeds of loan payments and sales of loans to pay down the bank debt.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the quarter ended September 30, 1994.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

         The Company filed a Report on Form 8-K dated December 19, 1994.

                                           SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PRESIDENTIAL MORTGAGE COMPANY
                                             (Registrant)



   May 1, 1995                             JOEL R. SCHULTZ
- - ------------------                         -------------------------------------
Date                                       Joel R. Schultz,
                                           Chief Managing Officer of Registrant;
                                           President of Presidential Services
                                           Corporation ("PSC"), general partner
                                           of Presidential Management Company,
                                           a California limited partnership,
                                           general partner of the Registrant


   May 1, 1995                             CHARLES J. SIEGEL
- - ------------------                         -------------------------------------
Date                                       Charles J. Siegel,
                                           Chief Financial and Accounting
                                           Officer of the Registrant