Form 10-K405
period 1994-12-31
PRESIDENTIAL MORTGAGE CO
filed 1995-07-26
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT
                              ---------------------
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1994

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _______________ to ______

                         Commission file number 2-94289

                          PRESIDENTIAL MORTGAGE COMPANY
             (Exact name of Registrant as specified in its charter)

            California                                         95-3611304
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                        Identification Number)

                             21031 Ventura Boulevard
                        Woodland Hills, California 91364
               (Address of Principal Executive Office) (Zip Code)
        Registrant's telephone number, including area code (818) 992-8999

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Class C and D Units

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES     NO  X .
                                              ---    ---

         As of June 30, 1995, the aggregate market value of the voting limited partnership interests of the Registrant held by non-affiliates of the Registrant, based on the price at which such interests were originally sold, was as follows: Class A Limited Partnership Interests: $278,750; Class B Limited Partnership Interests: $2,581,000; Class C Limited Partnership Interests:
$13,234,375; Class D Limited Partnership Interests: $11,980,500; Class E Limited Partnership Interests: $10,497,000; Distribution Reinvestment Plan Units:
$255,723; aggregate total of all Limited Partnership Interests held by non-affiliates: $38,827,348.


                       Documents Incorporated by Reference

         None.

ITEM 1.  BUSINESS

THE PARTNERSHIP

        Presidential Mortgage Company is a California limited partnership formed in 1981. Since 1986, Presidential Management Company (the "General Partner") has been the sole general partner of the Partnership. The Partnership currently conducts substantially all of its business through three operating subsidiaries, Pacific Thrift and Loan Company ("Pacific Thrift"), Consolidated Reconveyance Company ("Consolidated") and Lenders Posting and Publishing Company ("Lenders"). When referring to the assets held and business engaged in directly by the Partnership, excluding the assets held and businesses engaged in by Pacific Thrift, Consolidated and Lenders, the Partnership is referred to herein as the "Partnership". The term "Company", on the other hand, refers to the Partnership and its subsidiaries on a consolidated basis. The executive offices of the Company are located at 21031 Ventura Boulevard, Woodland Hills, California, telephone number (818) 992-8999.

        The Company incurred a net operating loss of approximately $9.5 million for the year ended December 31, 1994, primarily due to increases in the provision for loan losses caused by continuing declines in the value of California real property securing loans made by the Partnership and Pacific Thrift over the past five years and to the reduction in net interest income caused by the reduction of the loan portfolios of the Partnership and Pacific Thrift. The Partnership has suspended all distributions of net income and payments to limited partners requesting withdrawal of capital since June 1993. During the years ended December 31, 1994 and 1993, the Partnership denied requests from limited partners to withdraw approximately $.9 million and $8.2 million in capital, respectively, in accordance with provisions of the Partnership Agreement and restrictions under a loan agreement with the Partnership's bank lender. The Partnership does not anticipate that it will be possible to approve any capital withdrawal requests for the foreseeable future due to the restrictions under the loan agreement and the Partnership's current financial condition.

THE PARTNERSHIP

        The Partnership is a California licensed commercial and consumer finance lender and personal property broker. Effective July 1, 1995, these licenses will be consolidated into a single California finance lender license in accordance with amendments passed by the California legislature in 1994 consolidating the laws applicable to commercial and consumer finance lenders and personal property brokers into a new California finance lender law. Since 1990, the Partnership has not actively solicited new loan originations, although it has continued to rewrite some maturing loans. On an unconsolidated basis (not including the operations of any subsidiaries), the Partnership incurred a net loss of approximately $7.5 on its operations during the year ended December 31, 1994, primarily due to loan losses incurred as a result of continuing declines in real estate values on California properties securing the Partnership's existing loan portfolio. For the years ended December 31, 1993 and 1992, the Partnership incurred unconsolidated net losses of approximately $3.9 million and $.6 million, respectively.

PACIFIC THRIFT

        Pacific Thrift is a California licensed industrial loan company that commenced business in 1988 and is supervised and regulated by the California Department of Corporations ("DOC") and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of Pacific Thrift are insured by the FDIC up to applicable limits. Pacific Thrift conducts its operations at its main office in Woodland Hills, and originates loans through five loan production offices located in Walnut Creek, San Jose, Costa Mesa and West Covina, California and, as of June 27, 1994 Bellevue, Washington. Pacific Thrift focuses its lending activities exclusively on real estate secured loans to individuals and small businesses. Pacific Thrift does not offer lease financing or credit lines. Pacific Thrift offers passbook accounts, term certificates and money market certificates. Pacific Thrift does not offer other traditional banking services, such as checking accounts, travelers' checks or safe deposit boxes.

        Pacific Thrift incurred a net loss on its operations of approximately $2.9 million for the year ended December 31, 1994, compared with net losses of $3.2 million and $0.6 million for the years ended December 31, 1993 and 1992, respectively. Net losses in 1994, 1993 and 1992 were due primarily to increased loan losses caused by continuing declines in the value of California real estate.

CONSOLIDATED AND LENDERS

        Consolidated is a California limited partnership formed by the General Partner in December 1986 which was purchased by the Company in 1990. See Item
13. "Certain Relationships and Related Transactions." Consolidated provides foreclosure related services on real estate trust deeds. Lenders was formed by the General Partner in 1990 and purchased by the Company in the same year. Lenders provides posting and publishing of notices of default and notices of sale and conducts foreclosure sales for Consolidated and other trust deed foreclosure companies. Consolidated provides services on California trust deeds to over 300 banks, thrifts, mortgage banks, life insurance companies and federal regulatory agencies located across the country. Approximately one-third of Consolidated's revenues are derived from lenders located outside of California, and management anticipates that this percentage will continue to grow. Less than 5% of the revenues of Consolidated or of Lenders are derived from services provided to the Partnership and Pacific Thrift.

        Trustee foreclosure services accounted for net income of approximately $.9 million for the year ended December 31, 1994, compared with net income of approximately $1.4 million for each of the years ended December 31, 1993 and 1992. Management believes that the primary reason for the decline in net income has been the merger or acquisition of many small lending companies into larger banks and lending companies. The acquiring entities often have affiliated foreclosure service companies or arrangements with other foreclosure service companies, resulting in the loss of business to Consolidated. Consolidated has been able to replace many of its lost customers with new customers, which has partially mitigated the loss of some accounts. Consolidated has now refocused its marketing strategy to target primarily small and medium-sized lenders. Consolidated has hired a sales representative in the San Diego area, and is seeking a sales representative for the northern California area. In the meantime, Consolidated's southern California sales representatives are covering the northern California area. Management of Consolidated believes that it can increase net income by increasing its volume of sales through its current marketing strategy. There can be no assurance, however, that it will successfully increase net income.

LENDING ACTIVITIES

        For the past three years, all new lending activity has been conducted exclusively by Pacific Thrift pursuant to its lending guidelines. Under an arrangement between the Partnership and Pacific Thrift effective January 1, 1994, Pacific Thrift provides loan servicing for all of the Partnership's outstanding loans for a loan servicing fee of 1.5% per annum of the principal amount of each loan serviced. On or before the maturity of the Partnership loans, Pacific Thrift will consider rewriting, for its own loan portfolio, those loans that meet Pacific Thrift's lending guidelines. Pacific Thrift has received the necessary regulatory approvals to rewrite the Partnership loans which meet Pacific Thrift's underwriting guidelines. In addition, the Partnership may continue to rewrite existing loans when appropriate.

        Over the past year, Pacific Thrift has substantially increased its origination of loans for immediate sale to the secondary loan market. This business plan has allowed Pacific Thrift to earn fee income and dramatically expand its customer base and lending areas with its existing capital base. Pacific Thrift's current business plan calls for continuing expansion of loans originated for sale, with fee income generated from sales being used to increase its capital. When capital has increased to a level sufficient to support growth of Pacific Thrift's own loan portfolio, it plans to expand its existing portfolio loan programs, while continuing the loan sales programs at optimum levels. All of Pacific Thrift's loans are real estate secured loans. Following is a brief description of the types of loans originated by Pacific Thrift.

        LOANS ORIGINATED FOR SALE.

                 Pacific Thrift originates nonconforming first and second trust deed residential loans for immediate sale in the secondary loan market. Loans originated for sale generally have loan-to-value ratios of from 60% to 85% and meet the credit criteria established in advance by the loan purchasers. Pacific Thrift originated and sold the following amounts of loans during each of the months of 1994 and the first five months of 1995:

                                  Originated                Sold
                                  ----------                ----
           1994
           January                1,088,000                     -0-
           February                 239,000                     -0-
           March                  1,609,000                     -0-
           April                    734,000                     -0-
           May                    1,319,000                     -0-
           June                   3,526,000               3,969,000
           July                     981,000               1,210,000
           August                 4,218,000               4,561,000
           September              3,598,000               5,272,000
           October                4,853,000               3,560,000
           November               4,594,000               6,897,000
           December               8,023,000               4,130,000

           1995
           January                8,621,000               8,917,000
           February               6,953,000               9,133,000
           March                 10,358,000              11,425,000
           April                 11,294,000              11,575,000
           May                   10,708,000               9,299,000


        Pacific Thrift and the Partnership each entered agreements with Aames Capital Corporation ("Aames") as of December 1, 1993, pursuant to which Pacific Thrift and the Partnership agreed to sell to Aames an aggregate of up to $75 million of loans secured by residential property over a period of up to 18 months. Pacific Thrift had sold $75 million of loans under that agreement as of May 26, 1995. All loans sold by Pacific Thrift were included in pools of loans securitized by Aames. Credit enhancement was provided for each securitization through private credit insurance, and each pool was rated AAA by one or more rating services. Aames acts as loan servicer for each of the pools. All loans were sold nonrecourse except for the obligation to repurchase any loan which does not meet certain customary representations and warranties or to repurchase loans adversely affected by any breach of general representations and warranties. As of May 31, 1995, three loans ($131,000 aggregate principal amount) have been repurchased by Pacific Thrift and no loans additional loans have been requested to be repurchased. Pacific Thrift does not expect to incur a loss on the three loans repurchased. Except for an initial sale of approximately $3.9 million in loans, all loans sold by Pacific Thrift to Aames were sold for a premium of from 2.00% to 3.75% above face value of the loans sold. Pacific Thrift received a servicing released fee of .27% per annum, payable quarterly, on the principal amount of each loan sold from September 19, 1994 to January 1995. Effective February 1, 1995, Pacific Thrift receives a servicing released fee of .45% per annum on the principal amount of each loan sold, including the loans sold from September 1994 to May 26, 1995, until each loan is paid off. Pacific Thrift retains an interest in the net spread (i.e. all interest and fees paid on the loans less servicing and other costs) in $3.9 million in loans sold to Aames, which management estimates will represent a return of approximately 3.3% on the principal amount of the $3.9 million of loans sold.

        Pacific Thrift entered into a new agreement with Aames Capital Corporation effective June 21, 1995, pursuant to which it will continue to sell pre-approved residential loans to Aames. The new agreement provides for Pacific Thrift to receive a premium of 3.25% of the face amount of each loan sold which meets preset interest rate requirements upon date of sale. An additional .5% purchase premium will be paid for all loans sold during any quarter if at least $22.5 million of loans are sold during that quarter. The premium for all loans sold in excess of $25 million will be 4.25%. In addition, Pacific will receive a servicing released fee of .45% per annum on the principal amount of each loan sold, payable on a quarterly basis, until the loan is paid off.

        During the first five months of 1995, Pacific Thrift has also sold an aggregate of $2.8 million of pre-approved loans to other purchasers. Pacific Thrift has no commitment to offer or sell any specified amount of loans to any purchaser, but has entered arrangements whereby other purchasers may pre-approve loans to be made by Pacific Thrift prior to funding, which are sold within approximately one month from origination.

        To the extent that Pacific Thrift originates loans for sale, it bears an interest rate risk between the date of origination of each loan and the time that each loan is sold. However, loans are generally sold on a monthly basis, which reduces the risk of interest rate fluctuations between the date of origination and date of sale. Loans which are held for sale during the period prior to sale are accounted for at the lower of cost or market value of such loans.

        PORTFOLIO LENDING.

        Pacific Thrift has historically originated for its own loan portfolio primarily first and second trust deed real estate loans secured by one-to-four family residential, multi-family residential, commercial and, to a very minor extent, undeveloped, property. The loan origination and underwriting criteria for these loans are described in detail under Item 1. "Business -- Lending Activities -- Loan Origination and Underwriting." For the past 18 months, Pacific Thrift has significantly reduced the origination of loans for its own portfolio due to a lack of sufficient capital necessary to meet regulatory asset-to-capital ratios. Pacific Thrift plans to gradually expand portfolio lending during 1995 after it reaches a capital level of approximately $7 million.

        Over the past four years, as California real property values declined substantially, the Partnership and Pacific Thrift have incurred higher than anticipated loan losses and losses on foreclosures, particularly on loans made prior to 1994.. The characteristics of the combined loan portfolio of the Partnership and Pacific Thrift are described herein under Item 1. "Business -- Lending Activities."

        HOME IMPROVEMENT LOANS.

        From 1990 until March 31, 1993, Pacific Thrift operated a home improvement loan division, which originated three types of home improvement loans, including (i) loans partially insured by the Federal Housing Administration ("FHA") under Title I of the National Housing Act ("Title I Loans"); (ii) loans partially insured by a policy of credit insurance issued by a private insurer; and (iii) uninsured loans subject to an additional annual fee paid by the borrower to Pacific Thrift. The program was discontinued on March 31, 1993. All home improvement loans were made under substantially the same loan underwriting standards and policies set by the U.S. Department of Housing and Urban Development ("HUD"), including a requirement that each loan be secured by a first or second priority lien on residential property having a value of at least 100% of the loan amount plus all prior encumbrances. Home improvement loans were made in amounts not in excess of $25,000 on loans secured by single family residences and not in excess of $60,000 on loans secured by multi-family residences.

        Pacific Thrift held $3.4 million of home improvement loans and loan participations at December 31, 1994, compared with $7.7 million and $8.4 million at December 31, 1993 and 1992, respectively. Due to claims made on Title I Loans and privately insured loans for the four years ended December 31, 1994, there is no material amount of insurance coverage remaining on any of the outstanding home improvement loans. Pacific Thrift has continued to service all outstanding home improvement loans in the manner that is required pursuant to its contracts with the purchasers of loan participations. However, the fact that there is no material insurance coverage available on any home improvement loans exposes Pacific Thrift to contingent risks of loss on home improvement loans and loan participations held by Pacific Thrift.

        No home improvement loans have been originated since March 1993. Over the past six months, Pacific Thrift has sold $3,896,710 of home improvement loans at par value. Pacific Thrift may sell additional home improvement loans during the remainder of 1995.

LENDING POLICIES

        The following description of lending policies refers to the lending policies of Pacific Thrift for portfolio loans. The Partnership does not presently originate new loans. The description of the existing loan portfolio as of December 31, 1994, refers to the combined loan portfolio of both the Partnership and Pacific Thrift.

        GEOGRAPHIC CONCENTRATION. At December 31, 1994, the combined loan portfolio of the Partnership and Pacific Thrift included loans geographically distributed approximately 77% in Southern California (south of San Luis Obispo), 19% in Northern California, 3% in Washington and 1% in Oregon, based on principal loan balances. Pacific Thrift's loan policy limits the total dollar amount of loans and total number of loans made in each zip code area to no more than 5% of its total outstanding loans.

        Although Pacific Thrift originates loans in states outside California, substantially all of such loans are pre-approved loans for immediate sale. At the present time, Pacific Thrift intends to limit the origination of loans for retention in its loan portfolio to California and, to a minor extent, Washington and Oregon.

        COLLATERAL REQUIREMENTS. Although substantially all of the loans originated by Pacific Thrift for sale are residential loans, changes in the pricing structure for residential loans due to increased competition have caused management to redirect Pacific Thrift's portfolio lending over the past year to loans secured by commercial property. Commercial properties accepted by Pacific Thrift as collateral include primarily retail, multi-unit residential and light industrial properties. No more than 30% of Pacific Thrift's total loan portfolio may be secured by multi-unit residential property, and no more than 3% by unimproved land. Loans secured by commercial property are generally made at 65% or less loan to value ratios.

        At December 31, 1994, approximately 38% of the aggregate principal amount of loans comprising the combined loan portfolio were secured by one-to-four family residential property, 29% by multi-family residential property, 30% by commercial property, and 3% by undeveloped property.

        At each of the dates set forth below the combined gross loan portfolio of the Partnership and Pacific Thrift (which does not reflect reserves for loan losses) was collateralized by the following types of real property:

                        Dec. 31, 1994     Dec. 31, 1994    Dec. 31 1993     Dec. 31, 1993    Dec. 31, 1992     Dec. 31, 1992
                        Principal Loan    Percentage of    Principal Loan   Percentage of    Principal Loan    Percentage of
                           Balances      Total Portfolio      Balances     Total Portfolio      Balances      Total Portfolio

One-to-four family
residential property

     1st TDs               6,271,007           10.66        $22,629,958         25.29%         $ 27,189,568        25.60%
     2nd TDs              11,983,931           20.39         20,454,710         22.86%           37,008,291        34.84%
     3rd TDs               1,833,001            3.12          3,103,656          3.47%            3,862,048         3.63%
 Home Imp. Loans           2,298,050            3.91          7,699,823          8.60%            8,422,557         7.93%
                                                            -----------         -----          ------------        -----
TOTAL                     22,385,989           38.08         53,888,147         60.22%           76,482,464        72.00%
                          ==========          ======        ===========        ======          ============       ======

Five and Over
Multi-Family
residential property

     1st TDs              13,531,290           23.02         10,266,956         11.48%            7,040,860         6.63%
     2nd TDs               3,154,197            5.37          4,284,452          4.79%            3,545,922         3.34%
     3rd TDs                  34,993             .06             35,062          0.04%               35,818         0.03%
                                                            -----------         -----          ------------        -----
TOTAL                     16,720,480           28.45         14,586,470         16.31%           10,622,600        10.00%
                          ==========          ======        ===========        ======          ============       ======

Commercial
Property

     1st TDs              14,184,456           24.13         16,036,924         17.92%           13,495,988        12.70%
     2nd TDs               3,579,936            6.09          2,759,898          3.08%            3,193,933         3.10%
     3rd TDs                 104,212             .18            266,523          0.30%              306,239         0.29%
                                                            -----------         -----          ------------        -----
TOTAL                     17,868,604           30.40         19,063,345         21.30%           16,996,160        16.00%
                          ==========          ======        ===========        ======          ============       ======

Undeveloped
Property

     1st TDs               1,805,151            3.07          1,944,519          2.17%            2,124,520         2.00%
     2nd TDs                     -0-            0.00                  0          0.00%                    0            0
     3rd TDs                     -0-            0.00                  0          0.00%                    0            0
                                                            -----------         -----          ------------        -----
TOTAL                      1,805,151            3.07          1,944,519          2.17%            2,124,520         2.00%
                          ==========          ======        ===========        ======          ============       ======

TOTAL
PORTFOLIO

     1st TDs              35,791,904           60.88         50,878,357         56.86%           49,850,936        46.93%
     2nd TDs              18,718,064           31.85         27,499,060         30.73%           43,748,146        41.18%
     3rd TDs               1,972,206            3.36          3,405,241          3.81%            4,204,105         3.96%
 Home Imp. Loans           2,298,050            3.91          7,699,823          8.60%            8,422,557         7.93%
                                                            -----------         -----          ------------        -----
TOTAL                     58,780,224          100.00        $89,482,481        100.00%         $106,225,744       100.00%
                          ==========          ======        ===========        ======          ============       ======



        LOAN ORIGINATION AND UNDERWRITING. Pacific Thrift's loans are primarily originated through referrals from mortgage loan brokers and other licensed referral sources for which the borrower pays a referral fee. As of May 31, 1995 Pacific Thrift employed 40 loan representatives, who maintain contacts with loan referral sources and provide customer service.

        At December 31, 1994, the maximum amount that Pacific Thrift could loan to one borrower was $622,000. On that date, the largest Partnership loan in the combined portfolio was $1,265,475 and the largest Pacific Thrift loan in the portfolio was $812,950. There were 15 loans in the combined loan portfolio which exceeded $500,000. The average loan balance at December 31, 1994, not including Home Improvement Loans, was $139,381 for Pacific Thrift and $98,085 for the Partnership.

        Following an analysis of a loan applicant's credit, repayment ability and collateral appraisal, every loan must be approved by one of four senior officers. Loans over $150,000 and up to $500,000 must be approved by two of the four senior officers. If the loan does not meet all credit guidelines, but has satisfactory explanations or compensating factors, or the loan exhibits other unusual characteristics, it requires approval of the President or the Chief Executive Officer and one of the other two senior officers. Any loan in excess of $500,000 must be approved by the President or the Chief Executive Officer and one of the other two senior officers and one non-officer director. In addition, any loan in excess of 5% of Pacific Thrift's capital or $300,000 (whichever is greater at the time of loan origination) must be approved by a non-officer director unless the property securing the loan is first visited and inspected by a senior officer of Pacific Thrift. Loan rewrites, extensions and troubled debt restructurings require the approval of the Vice President of the Debt Restructuring Department or the President of Pacific Thrift.

        Pacific Thrift obtains independent third party appraisals or evaluations of all properties securing its loans prior to loan origination. The Partnership also required third party appraisals on all of its outstanding loans at loan origination. Pacific Thrift maintains an approved appraiser list and specifies minimum criteria which must be met by every appraisal.

        Pacific Thrift's loan policies, in conformity with FDIC regulations, require that maximum loan to value ratios be limited as follows with respect to the following types of properties (except for home improvement loans described below): 90% for owner-occupied one-to-four family residential property with mortgage insurance or readily marketable collateral; 85% for all other improved property; 85% for construction of one-to-four family residential property; 80% for construction of commercial, multi-family and non-residential property; 75% for land development and 65% for unimproved land. Pacific Thrift generally seeks to originate portfolio loans with loan to value ratios which are generally 5% or more lower than these maximum ratios. Loans to facilitate sale of properties acquired in settlement of loans (also known as "other real estate owned, or "OREO") may be higher than the maximum loan to value ratios allowed for new loans. Due to the significant decline in Southern California real estate values over the past five years, management believes that the current values of properties securing loans made prior to 1994 do not meet the original loan to value ratios.

        It is anticipated by management that Pacific Thrift's Board of Directors will periodically adjust and modify its collateral requirements and underwriting criteria in response to economic conditions and business opportunities.

        The following table sets forth the number and aggregate loan balances of loans, not including Home Improvement Loans, originated by both the Partnership and Pacific Thrift (not including loans originated specifically for sale) since 1988 and currently held in the combined portfolio:

                     Aggregate         Original Aggregate
                       Number               Balance           Loan Balances        Average Amount
                      of Loan              at Time of        at December 31,           of Loan
                    Originations          Origination             1994               Originated
                    ------------       -------------------   ---------------       --------------

         1988            793              $59,486,049           $2,442,061             $75,014

         1989          1,159              $95,428,656           $1,457,650             $82,337

         1990            882              $72,778,968           $4,138,413             $82,516

         1991            716              $60,278,404           $6,832,070             $84,188

         1992            632              $53,207,352           $8,930,411             $84,189

         1993            547              $48,611,898          $17,560,462             $88,870

         1994            272              $42,055,615          $29,474,743            $154,616




MATURITIES AND RATE SENSITIVITIES OF LOAN PORTFOLIO

         The table below sets forth the amounts of loans in the combined portfolio at December 31, 1994 that have fixed interest rates and floating or adjustable interest rates. Loans that have adjustable or floating interest rates are shown as maturing in the period during which the loan matures. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


    Loan Balances due in:                                    As of December 31, 1994
                                                             -----------------------
                                      Number of Loans           Principal Balances          Percentage of
                                      ---------------           ------------------            Portfolio
                                                                                              ---------

    One year or less:

       Variable Rate                           1,116                12,473,545                     21.23

       Fixed Rate                                 57                 4,602,183                      7.83

    After one year but
    within five years:

       Variable Rate                             149                17,578,064                     29.90

       Fixed Rate                                 50                 3,881,955                      6.60

    After five years but
    within ten years:

       Variable Rate                             138                10,806,677                     18.38

       Fixed Rate                                 13                 1,468,044                      2.50

    After ten years:

      Variable Rate                               87                 4,100,668                      6.98

      Fixed Rate                               1,249                 3,869,128                      6.58




         Pacific Thrift and the Partnership generally rewrite loans at maturity if the borrower makes a new loan application. In addition, Pacific Thrift and the Partnership may rewrite loans at the end of an initial interest-only payment period. In cases where the loan to value ratio has declined on an existing loan and no longer meets Pacific Thrift's loan to value guidelines, Pacific Thrift's policy is to make an exception and rewrite the loan. The Partnership follows generally the same policy for loan rewrites.

         A substantial portion of the combined loan portfolio is repriced, pays off or matures approximately every two years. Of the 24% of all loans bearing fixed rates at December 31, 1994, 39% were either due in two years or less or payable interest only for the first two years, which loans are generally renewed at the then current rates or paid at the end of the interest only period. Based upon these facts, over 86% of the combined loan portfolio (exclusive of home improvement loans) at December 31, 1994, consisted of either variable rate loans or fixed rate loans which mature or loans which were payable interest only for two years or less. Management therefore expects that within two years, approximately 86% of the combined loan portfolio (excluding home improvement loans) may reprice at the greater of the current rate then applicable to new loans or the rate in effect on the existing loan at the time the loan is repriced.

         The initial interest rate on variable rate loans is set as of the date of origination of each loan based upon the then prevailing reference rate established by Bank of America, which initial rate may increase by not less than
 .125% in any three-month period, but may not increase by more than five (10 in some cases) percentage points in the aggregate. Such increases (or decreases, as the case may be) occur at three-month intervals as the result of changes in the Bank of America reference rate. Although the interest rate may decrease, it cannot decrease below the original interest rate set for each loan.

CLASSIFIED ASSETS AND LOAN LOSSES

         The general policy of Pacific Thrift is to discontinue accrual of interest and make a provision for anticipated loss on a loan when: (i) it is more than two payments contractually past due; (ii) the current estimated loan-to-value ratio is 90% or more; and (iii) the loan exhibits the characteristics of an in-substance foreclosure, generally including any loan as to which the borrower does not have the ability, willingness or motivation to repay the loan. The current estimated loan-to-value ratio of each delinquent loan is determined by a new independent appraisal, unless an independent appraisal was obtained no more than twelve months prior to review, in which case the current estimated loan-to-value ratio is determined by in-house review. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed at Pacific Thrift in accordance with regulatory requirements. Consistent with generally accepted accounting principles, the Partnership's policy for determination of nonaccrual status is the same as Pacific Thrift's, except that the Partnership only reverses that portion of accrued interest which is not covered by the current estimated net realizable value of the underlying real estate collateral. Interest income on nonaccrual loans is subsequently recognized when the loan resumes payment or becomes contractually current as appropriate. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated net realizable value (net of selling costs) of the underlying real estate collateral. Gains on the sale of OREO are not recognized until the close of escrow upon sale. Home improvement loans are classified nonaccrual when no payment has been received for 60 days or more, and are charged off when they become five payments delinquent.

         Unless an extension, modification or rewritten loan is obtained, Pacific Thrift's policy is to commence procedures for a non-judicial trustee's sale within 30 to 60 days of a payment delinquency on a loan under the power of sale provisions of the trust deed securing such loan, as regulated by applicable law. Pacific Thrift's policy is to extend or rewrite a delinquent loan only if it can be determined that the borrower has the ability to repay the loan on the modified terms.

         The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and the level of nonaccrual loans. See Item 1. "Business
- -- Classified Assets and Nonperforming Assets -- Allowance for Loan Losses." Therefore, changes in the amount of nonaccrual loans will not necessarily result in increases in the allowance for loan losses. The ratio of nonaccrual loans past due 90 days or more to total loans was 5.35%, 5.94% and 3.06% at December 31, 1994, 1993 and 1992, respectively. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 136.94%, 58.74% and 81.34% at December 31, 1994, 1993 and 1992, respectively.

         The following table sets forth the number and remaining gross balances of all loans in the combined loan portfolio (which do not reflect reserves for loan losses) that were more than 30 days delinquent at December 31, 1994, 1993 and 1992.

     AT DECEMBER 31, 1994
                                   PRESIDENTIAL           PACIFIC                          COMBINED

             Loan                Principal Amount     Principal Amount      Principal Amount        Percent of
         Delinquencies           Loans Delinquent     Loans Delinquent      Loans Delinquent        Total Loans
         -------------           ----------------     ----------------      ----------------        -----------
         30 to 59 days              $       10          $    513,191           $  513,201                .87%
         60 to 89 days                 342,239               790,677            1,132,916               1.93%
         90 days or more             3,053,613             2,695,109            5,748,722               9.78%
                                    ----------            ----------           ----------              -----
             TOTAL                  $3,395,862            $3,998,977           $7,394,839              12.58%
                                    ==========            ==========           ==========              =====



     AT DECEMBER 31, 1993
                                   PRESIDENTIAL           PACIFIC                          COMBINED

             Loan                Principal Amount     Principal Amount      Principal Amount        Percent of
         Delinquencies           Loans Delinquent     Loans Delinquent      Loans Delinquent        Total Loans
         -------------           ----------------     ----------------      ----------------        -----------

         30 to 59 days              $1,705,555            $1,118,064          $ 2,823,619               3.16%
         60 to 89 days               1,211,248             1,310,969            2,522,217               2.82%
         90 days or more             6,855,650             3,224,410           10,080,060              11.26%
                                    ----------            ----------          -----------              -----
             TOTAL                  $9,772,453            $5,653,443          $15,425,896              17.24%
                                    ==========            ==========          ===========              =====




     AT DECEMBER 31, 1992
                                   PRESIDENTIAL           PACIFIC                          COMBINED

             Loan                Principal Amount     Principal Amount      Principal Amount        Percent of
         Delinquencies           Loans Delinquent     Loans Delinquent      Loans Delinquent        Total Loans
         -------------           ----------------     ----------------      ----------------        -----------

         30 to 59 days              $2,591,342            $1,501,447           $4,092,789               3.85%
         60 to 89 days               1,885,353               786,090            2,671,442               2.51%
         90 days or more             6,327,849             2,514,182            8,842,031               8.32%
                                   -----------            ----------          -----------              -----
             TOTAL                 $10,804,544            $4,801,719          $15,606,262              14.68%
                                   ===========            ==========          ===========              =====

         NONACCRUAL AND RESTRUCTURED LOANS. The following table sets forth the aggregate amount of loans at December 31, 1994, 1993 and 1992 which were (i) accounted for on a nonaccrual basis; (ii) accruing loans which are contractually past due 90 days or more as to principal and interest payments; and (iii) troubled debt restructurings. The Partnership and Pacific Thrift follow a practice of extending or modifying loans in certain circumstances. However, interest rates are not reduced below market rates, amounts due at maturity are not reduced and accrued interest is not reduced. There are no commitments to loan additional funds to borrowers whose loans have been modified. Accordingly, no loans are considered "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 ("FAS 15").

                            At December 31, 1994             At December 31, 1993               At December 31, 1992
                            --------------------             --------------------               --------------------
                           (Dollars in Thousands)           (Dollars in Thousands)             (Dollars in Thousands)

                      Presidential  Pacific  Combined  Presidential  Pacific    Combined   Presidential   Pacific   Combined
                      ------------  -------  --------  ------------  -------    --------   ------------   -------   --------
Accruing loans past         $1,612    $991     $2,603      $2,627     $2,137      $4,764       $3,392      $2,197     $5,589
due 90 days or more
Nonaccruing loans            1,442   1,704      3,146       4,229      1,087       5,316        2,936         317      3,253
past due 90 days or
more
Troubled Debt                  0       0          0           0          0           0             0          0          0
                            ------    ----     ------      ------     ------      ------       ------      ------     ------
Restructurings
TOTAL                       $3,054  $2,695     $5,749      $6,856     $3,224     $10,080       $6,328      $2,514     $8,842
                            ======  ======     ======      ======     ======     =======       ======      ======     ======


        The following table sets forth information concerning interest accruals and interest on nonaccrual loans as of December 31, 1994, 1993 and 1992.

                            At December 31, 1994             At December 31, 1993               At December 31, 1992
                            --------------------             --------------------               --------------------
                           (Dollars in Thousands)           (Dollars in Thousands)             (Dollars in Thousands)

                      Presidential  Pacific  Combined  Presidential  Pacific    Combined   Presidential   Pacific   Combined
                      ------------  -------  --------  ------------  -------    --------   ------------   -------   --------

Interest                      $962    $562     $1,524      $1,377       $429      $1,806        $1,824       $754     $2,578
Contractually Due on
Loans past due 90
days or more

Interest Accrued on           $187    $ 75     $  262        $617       $188        $805          $486       $255       $741
Loans past due 90
days or more

Interest not                  $775    $487     $1,262        $760       $241      $1,001        $1,338       $499     $1,837
recognized on
Nonaccrual Loans past
due 90 days or more

         Upon request of a borrower, the Partnership or Pacific Thrift has generally granted one to two months extensions of payments during the term of a loan. In 1994, the Partnership and Pacific Thrift extended 37 loans with an aggregate principal balance of $5,532,814. No loan was extended for a term of more than six months. In addition, the Partnership or Pacific Thrift may modify a loan by allowing temporary reductions in the amount of principal or interest payable on a loan for up to twelve months. In 1994, the Partnership and Pacific Thrift modified 24 loans with aggregate principal balances of $365,603. The Partnership and Pacific Thrift rewrote 22 delinquent loans in 1994 in amounts of $3,120,101 which represented approximately 3.68% of the average loans outstanding in 1994. The Partnership and Pacific Thrift apply the same documentation standards on a rewritten loan as on an original loan. The Partnership and Pacific Thrift make these accommodations only if it can be determined that the borrower has the ability to repay the loan on the modified terms. Management believes that these accommodations are a reasonable and necessary response to the increased level of delinquencies experienced during the past three years. The Partnership and Pacific Thrift have had generally favorable experience with repayment of loans extended, modified or rewritten on this basis.

         Procedures upon delinquency of home improvement loans vary from the foreclosure procedures ordinarily used to collect other loans. Upon 10 days' delinquency, the borrower is contacted and an attempt to schedule payments is made; if this is not possible, a determination is made whether the proceeds of a foreclosure sale would result in a recovery of all or part of the loan amount, after costs of foreclosure. In almost every case, there is insufficient equity to foreclose on a home improvement loan, and the loan is charged off when it becomes five payments delinquent. In addition to losses on its retained interest in home improvement loans, Pacific Thrift may be required to repurchase participation interests sold in Title I Loans if Pacific Thrift is found to have breached its warranties that such loans complied with insurance requirements. Pacific Thrift has never been required to repurchase any loan participation interests. However, no assurance can be given that Pacific Thrift will not be required to repurchase any loan participation interests in the future.

         The initiation of foreclosure proceedings against a borrower does not suggest that the recovery of the loan is dependent solely on the underlying collateral. In fact, many borrowers will bring payments current or undertake other remedies so that foreclosure is not required.

         At December 31, 1994, the Partnership and Pacific Thrift held OREO of $7,620,800 (inclusive of senior liens of $2,312,604). In accordance with the policy for recognizing losses upon acquisition of OREO, the Partnership and Pacific Thrift charge off those portions of the loans with respect to which OREO has been acquired to the extent of the difference between the loan amount and the estimated fair value of the OREO. Included in OREO at December 31, 1994 are 32 single family residences with an aggregate net book value of $5,194,884 (inclusive of $2,312,604 senior liens); 17 commercial properties with an aggregate net book value of $2,248,905 (with no senior liens); and 3 undeveloped properties with an aggregate net book value of $177,011 (with no senior liens). For the year ended December 31, 1994, total expenses on operation and sale of OREO were $1,155,000 and gains on sale of OREO were $423,000 for a total expense of $732,000. There can be no assurance that net losses on the sale of OREO will not be experienced in the future.

         ALLOWANCE FOR LOAN LOSSES. The following is a summary of the changes in the consolidated allowance for loan losses of the Partnership and Pacific Thrift for each of the three years ended December 31, 1994:



                                Year ending                   Year ending              Year ending
                             December 31, 1994             December 31, 1993        December 31, 1992
                             -----------------             -----------------        -----------------

 Balance, beginning of year     $3,123,000                     $ 2,646,000             $ 1,821,000
 Provision charged to            6,096,000                       4,655,000               3,887,000
 expenses

 Loans charged off              (4,912,000)                     (4,179,000)             (3,062,000)

 Recoveries on loans
 previously
 charged off                         -0-                          -0-                     -0-
                                ----------                     -----------             -----------
 Balance, end of year           $4,307,000                     $ 3,122,000             $ 2,646,000
                                ==========                     ===========             ===========

 Ratio of chargeoffs during
 year to average loans
 outstanding                    5.79%                            4.12%                   2.67%
                                ====                             ====                    ====


        Management performed an extensive review and analysis of the entire combined loan portfolio at year end 1992, including performing and nonperforming loans. Over 300 new independent or in-house appraisals were performed at that time, resulting in a significant adjustment to the allowance for loan losses in the fourth quarter of 1992. In 1993, new management of Pacific Thrift implemented new policies and procedures for determining the allowance for loan losses. In connection with the implementation of these new policies and procedures, new outside appraisals were ordered for almost every loan delinquent 60 days or more with a balance of $75,000 or more as to which an outside appraisal had not been performed for at least six months. As a result of that review and analysis, additional charge offs and reserves were taken by Pacific Thrift during the fourth quarter of 1993.

        In December 1993, Pacific Thrift engaged an independent consulting firm to assist Pacific Thrift in devising a comprehensive asset classification system for the purpose of analyzing the allowance on a monthly basis. Effective in March 1994, the Board of Directors adopted an asset classification system pursuant to which every delinquent loan and every performing loan which exhibits certain risk characteristics is graded monthly, and a general reserve percentage is assigned to each classification level. Management also reviews every delinquent loan on a monthly basis and reviews the current estimated fair market value of the property securing that loan. To the extent that the amount of the delinquent loan exceeds the estimated fair market value of the property, an additional reserve is made for that loan.

        At year end 1994, due to the continuing declines in California real estate values which occurred in 1994, management of the Partnership determined that additional reserves were necessary. Accordingly, management analyzed the amount of loans charged off throughout 1993 and 1994, and obtained broker price opinions on a substantial number of loans. As a result of this analysis, the Partnership determined to make a significant adjustment to the provision for loan losses for the forth quarter of 1994.


        Pacific Thrift's current general policy is to maintain an allowance for loan losses equal to the amount determined necessary based upon Pacific Thrift's asset classification policy, which is written to conform with generally accepted accounting principles and FDIC requirements. The Partnership's current general policy is to maintain an allowance for loan losses determined in accordance with generally accepted accounting principles.

        The allowance for loan losses was 5.08%, 3.08% and 2.31% of the average loans outstanding in the combined loan portfolio during 1994, 1993 and 1992 and 7.33%, 3.49% and 2.49% of the total loans outstanding at December 31, 1994, 1993 and 1992, respectively. The allowance for loan losses was 58.24%, 20.24% and 16.95% of the total amount of delinquent loans at December 31, 1994, 1993 and 1992, respectively. Based upon management's review of the risk characteristics of the combined loan portfolio, the allowance was considered adequate at December 31, 1994 to absorb losses arising from all known and inherent risks.

        Management utilizes its best judgment in providing for possible loan losses and establishing the allowance for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review Pacific Thrift's allowance for loan losses. Such agencies may require Pacific Thrift to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination.

        Implicit in lending activities is the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending upon the risk characteristics of the portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.

        Adverse economic conditions and a declining real estate market in California have adversely affected certain borrowers' ability to repay loans. A continuation of these conditions or a further decline in the California economy could result in further deterioration in the quality of the loan portfolio and continuing high levels of nonperforming assets and charge-offs, which would adversely effect the financial condition and results of operations of the Partnership and Pacific Thrift.

INVESTMENT ACTIVITIES

        Except for Pacific Thrift, neither the Partnership nor any of the operating subsidiaries maintain an investment portfolio. Pacific Thrift's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. Effective January 1, 1994, Pacific Thrift's policy is to invest cash in short-term U.S. government securities or federal funds sold due in less than 30 days. Overnight federal funds sold are limited to no more than 100% of total capital at any single financial institution that is either adequately or well capitalized. If the financial institution is neither adequately nor well capitalized, then the limit is $100,000. As of December 31,

1994, Pacific Thrift held investments in federal funds totaling $12,500,000. As of December 31, 1993 and 1992, Pacific Thrift held excess cash in interest-earning bank accounts and there were no investments.

SOURCES OF FUNDS

        DEPOSITS. Pacific Thrift's major source of funds is FDIC-insured deposits, including passbook savings accounts, money market accounts and investment certificates (similar to certificates of deposit). Pacific Thrift attracts customers for its deposits by offering rates that are slightly higher than rates offered by commercial banks and savings and loans. Pacific Thrift does not accept brokered deposits. Management believes its deposits are a stable and reliable funding source. At December 31, 1994, Pacific Thrift had outstanding 1,650 deposit accounts of approximately $69.5 million.

        The following table sets forth the average balances and average rates paid on each category of Pacific Thrift's deposits for the three years ended December 31, 1994.

DEPOSIT ANALYSIS

                             At December 31, 1994    At December 31, 1993    At December 31, 1992
                             --------------------    --------------------    --------------------
                                 (Dollars in              (Dollars in            (Dollars in
                                  Thousands)              Thousands)              Thousands)

                             Average       Average    Average      Average    Average      Average
                             Balance         Rate     Balance        Rate     Balance       Rate
 Savings Deposits             $23,868        3.79%     $4,451       3.59%      $3,298       4.75%

 Deposits under $100,000      $43,828        4.59%    $46,609       5.92%     $38,157       6.66%

 Deposits over $100,000       $   415        6.68%     $4,621       6.58%      $4,208       7.09%
                              -------        ----      ------       ----       ------       ----

 Total                        $68,111        4.32%    $55,681       5.78%     $45,663       6.55%
                              =======        ====     =======       ====      =======       ====


         The following schedule sets forth the time remaining until maturity for all certificates at December 31, 1994, 1993 and 1992.

DEPOSIT MATURITIES

                                               At              As of             As of
                                          December 31,     December 31,      December 31,
                                              1994             1993              1992
                                           (Dollars in      (Dollars in       (Dollars in
                                            Thousands)       Thousands)        Thousands)

Passbook/Money Market                        $11,443          $21,004           $ 3,170
                                             -------          -------           -------

Accounts under $100,000
  3 months or less                           $25,522          $ 5,886            $6,173
  Over 3 months through 6 months              17,201            7,663             4,663
  Over 6 months through 12 months             10,654           12,634             7,330
  Over 12 months                               4,579           13,441            24,699
                                             -------          -------           -------

                           Total             $57,956          $39,624           $42,865
                                             -------          -------           -------

Accounts over $100,000
  3 months or less                              $102          $   300           $   300
  Over 3 months through 6 months                   -              100               600
  Over 6 months through 12 months                  -            1,092               200
  Over 12 months                                   -              300             3,426
                                             -------          -------           -------

                           Total                $102          $ 1,792           $ 4,526
                                                ----          -------           -------

TOTAL DEPOSITS                               $69,501          $62,420           $50,561
                                             =======          =======           =======




         OTHER BORROWINGS. The Partnership has historically used bank financing to increase the amount of funds available to it for lending operations. The Partnership currently has borrowings outstanding under a Loan Agreement (the "Loan Agreement") with National Westminster Bank USA (the "Bank"), dated August 30, 1990, as amended and restated May 20, 1992, and as further amended and restated as of September 28, 1994. (as amended and currently in effect, the "Loan Agreement").

         The Bank originally offered a revolving credit line of $105 million to the Partnership in 1990, under which the Partnership borrowed a maximum of $82 million during 1990. The credit line was reduced by mutual agreement in 1991 to $48 million with an $18 million interim loan, which interim loan was fully repaid by April 1992. In March 1992, the Partnership was informed that the Bank's management had determined to reduce its exposure to California real estate secured lending due to the general decline in California real estate values and increasing delinquency rates. Accordingly, the Loan Agreement provided for continuing monthly pay downs of from $1 million to $1.5 million, which reduced the available credit line to $30.3 million by March 31, 1993. Further paydowns of $1 million per month were required from April 30 to June 30, 1993, and $300,000 per month from July 1, 1993 through June 30, 1994. At June 28, 1995, the Partnership owed a total balance of $10.4 million under the Loan Agreement.

         The Partnership exceeded the scheduled monthly pay down requirements through December 31, 1994, from a combination of cash flow from operations and loan sales, including sales of approximately $3.8 million, $6.4 million and $12.6 million of loans during 1994, 1993 and 1992, respectively. However, due to an increase in loan delinquencies, management determined that the Partnership was not in compliance with loan eligibility requirements in December 1993. Under the terms of the Loan Agreements, this required the Partnership to make additional prepayments, which it was unable to make. The Partnership informed the Bank of this event of default on December 8, 1993. All events of default identified by the Partnership to the Bank, including the failure to meet certain financial ratios and the failure to make prepayments required as a result, were automatically waived when the amended and restated Loan Agreement was closed on September 30, 1994. As of June 20, 1995, the Partnership was in compliance with all paydown requirements and financial ratios required under the amended and restated Loan Agreement, but certain technical conditions have not been satisfied. The Company has informed NatWest of those events which it considers to be events of default, including the "going concern" qualification of the report of independent public accountants of its financial statements for the year ended December 31, 1994 and the late delivery of such financial statements, and NatWest has agreed to waive these events of default.

         Under the current terms of the Loan Agreement, the Partnership has until June 30, 1996, to fully repay the outstanding balance owed to the Bank. The Loan Agreement requires the Partnership to utilize 100% of its net cash flow to pay down the loan. Net cash flow is defined as total cash receipts less collection costs, loan servicing expenses and general and administrative expenses, subject to certain maximum levels based upon projected expenses prepared by the Partnership. The loan balance bears interest at prime plus 1%. Mandatory pay down levels require reduction of the loan balance by approximately $2.2 million per quarter through March 31, 1996, and a final payment of approximately $4.7 million by June 30, 1996. In the event the Partnership does not meet any minimum quarterly reduction level beginning June 30, 1995, a $1 million fee note will be incurred for each quarter, up to a maximum penalty of $5 million. The fee notes would bear interest at prime plus 1%, and would be due on the earlier of payment in full or maturity, provided that if the Partnership repaid the loan in full before maturity, the amount owed under any fee notes would be reduced to the higher of $500,000 or 25% of the aggregate of such notes and interest thereon. The Partnership is further required to maintain a collateral coverage ratio of performing loans relative to its loan balance equal to 1.1:1, increasing to 1.2:1 after June 30, 1995. In addition, the Partnership is required to maintain a total collateral coverage ratio of total loans receivable relative to its loan balance equal to 1.6:1, increasing to 1.8:1 after June 30, 1995. Cash distributions by the Partnership to the General Partner are restricted to the General Partner's overhead expenses, and all distributions and withdrawal payments are and will remain restricted for the full term of the loan. The General Partner and the three managing officers of the Partnership reaffirmed their personal guarantees of the loan in connection with the amendment of the Loan Agreement dated as of September 28, 1994.

         Borrowings under the Loan Agreement are secured by the Partnership's loans receivable and other assets. As additional security for the bank debt, the General Partner has pledged its Class A and B Units in the Partnership. Further, the General Partner made an unsecured loan to the Partnership of $600,000 on May 15, 1992, which accrues interest at the Bank's prime rate (currently 9.00%), but which will not be repaid as to principal or interest without consent of the Bank.

COMPETITION

         The Partnership and Pacific Thrift have significant competition in California for the origination of mortgage loans from banks, savings and loans, other thrift and loans and mortgage companies. Some of the these companies are headquartered in California, and have extensive branch systems and advertising programs which the Partnership and Pacific Thrift do not have. The Partnership and Pacific Thrift compensate for competitive disadvantages by seeking niche lending markets underserved by other lenders and by providing a higher level of personal service to borrowers.

         Pacific Thrift faces competition for depositors' funds from other thrift and loans, banks, savings and loans, credit unions and, increasingly, from mutual funds and life insurance annuity products. Pacific Thrift does not offer checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors. Pacific Thrift compensates for the lack of a full array of services by offering slightly higher interest rates for deposits than most of its competitors while remaining interest rate competitive with smaller savings and loan associations.

EMPLOYEES

         As of December 31, 1994, the Partnership had no employees, but received full time services from four full-time employees of the General Partner. Consolidated and Lenders received the services of 32 full time and 3 part time employees on the payroll of the General Partner. As of the same date, Pacific Thrift had 122 of its own full time employees and two part time employees.

SUPERVISION AND REGULATION

         Pacific Thrift is subject to regulation, supervision and examination by the DOC and, as an insured depository institution, by the FDIC. Pacific Thrift is not regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. The Partnership is regulated by the DOC but is not, under current law and applicable regulations, directly regulated or supervised by the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the DOC and the FDIC over transactions and dealings between the Partnership and Pacific Thrift, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any thrift and loan, and the specific limitations regarding the payment of dividends from Pacific Thrift.

         CALIFORNIA LAW

         The thrift and loan business conducted by Pacific Thrift is governed by the California Industrial Loan Law and the rules and regulations of the DOC which, among other things, regulate collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-licensed industrial loan companies, better known as thrift and loan companies.

         Subject to restrictions imposed by applicable California law, Pacific Thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term of repayment of loans made by thrift and loan companies ranges up to 40 years and 30 days depending upon collateral and priority of the secured position, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed 5% of the total outstanding loans and obligations of the company. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 (primarily one-to-four family residential mortgage loans).

         California law limits loans by thrift and loan companies to persons who do not reside in California to no more than 20% of total assets, or up to 30% of total assets with approval of the DOC. California law contains extensive requirements for the diversification of the loan portfolio of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, have more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; may not make loans to, or hold the obligations of, any one person or control group as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property.

         A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DOC. A thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder or its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange. There are currently no outstanding loans made by either the Partnership or Pacific Thrift to any officers or directors of the Partnership or any of its affiliates. Any person who wishes to acquire 10% or more of the capital stock of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DOC.

         A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, thrift and loans may not have outstanding at any time investment certificates that exceed 20 times paid-up and unimpaired capital and surplus. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. As approved by the DOC, Pacific Thrift can currently operate with a ratio of deposits to unimpaired capital and unimpaired surplus of 15:1.

         At December 31, 1994, Pacific Thrift's total deposits were 22.3 times its paid-up and unimpaired capital and unimpaired surplus not available for dividends, which was in violation of its authorized thrift ratio. Pacific Thrift returned to compliance with the 15:1 thrift ratio as of April 30, 1995. As of May 31, 1995, Pacific Thrift had a 13.4:1 thrift ratio, which was in compliance with regulatory requirements.

         Under provisions of the FDIC Improvement Act and regulations issued by the FDIC, additional limitations have been imposed with respect to depository institutions' authority to accept, renew or rollover brokered deposits. Pacific Thrift does not accept brokered deposits.

         Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of tangible net worth, surplus and undivided profits, without the DOC's prior consent. All sums borrowed in excess of 150% of tangible net worth, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DOC, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law. Pacific Thrift had no borrowed funds other than deposits at December 31, 1994.

         Under California law, thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California and local governments and agencies. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment, combined with all investments in personal property, is limited to one-third of a thrift and loan's paid-in capital stock and surplus not available for dividends. For the period between September 30, 1994 and February 28, 1995, Pacific Thrift was not in compliance with these restrictions due to the reduction in its capital. However, by March 31, 1995 Pacific Thrift had returned to compliance with the restrictions.

         Although investment authority and other activities that may be engaged in by Pacific Thrift generally are prescribed under the California Industrial Loan Law, certain provisions of FDIC Improvement Act may limit Pacific Thrift's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law. See "Governmental Policies and Recent Legislation -- "Federal Deposit Insurance Corporation Improvement Act of 1991" under this heading.

         FEDERAL LAW

         Pacific Thrift's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions for which it provides deposit insurance. Among the numerous applicable regulations are those issued under the Community Reinvestment Act of 1977 ("CRA") to encourage insured state nonmember banks, such as Pacific Thrift, to meet the credit needs of local communities, including low and moderate income neighborhoods consistent with safety and soundness, and a rating system to measure performance. Inadequacies of performance may result in regulatory action by the FDIC. Pacific Thrift received a satisfactory rating with respect to its CRA compliance in its most recent FDIC compliance examination completed in March 1994.

         Pacific Thrift is subject to the rules and regulations of the FDIC to the same extent as all other state banks that are not members of the Federal Reserve System. The approval of the FDIC is required prior to any merger, consolidation or change in control, or the establishment or relocation of any branch office of Pacific Thrift. This supervision and regulation is intended primarily for the protection of the deposit insurance funds.

         Pacific Thrift is subject to certain capital adequacy guidelines issued by the FDIC. See "Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines" under this heading.

         RESTRICTIONS ON TRANSFERS OF FUNDS TO THE PARTNERSHIP BY PACIFIC THRIFT

         There are statutory and regulatory limitations on the amount of dividends which may be paid to the Partnership by Pacific Thrift. Under California law, a thrift and loan is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings; or, (ii) in the alternative, after giving effect to the distribution, (a) the sum of a thrift's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, income and other credits), or (b) current assets would be not less than current liabilities (except that if a thrift's average earnings before taxes for the last two years had been less than average interest expenses, current assets must not be less than 125% of current liabilities).

         In addition, a thrift and loan is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by a thrift and loan provides the basis of establishing the maximum amount that a thrift may lend to a single borrower and determines the amount of capital that may be counted by the thrift for purposes of calculating the thrift to capital ratio. Pacific Thrift has, in the past, restricted as much capital as necessary to achieve its maximum thrift ratio limit. The board of directors of Pacific Thrift may unrestrict all or any portion of its equity in the future for dividends to the Partnership, provided that Pacific Thrift remains adequately capitalized.

         The FDIC also has authority to prohibit Pacific Thrift from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of the FDIC Improvement Act could limit the amount of dividends which Pacific Thrift may pay to the Partnership. See "Federal Deposit Insurance Corporation Improvement Act of 1991 -- Prompt Corrective Regulatory Action" and "Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines" under this heading for a discussion of these additional restrictions on capital distributions.

         Pacific Thrift is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Partnership or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Partnership or other affiliates. Such restrictions prevent the Partnership and other affiliates from borrowing from Pacific Thrift unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Pacific Thrift to or in the Partnership or to or in any other affiliate is limited to 10% of Pacific Thrift's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of Pacific Thrift's capital and surplus (as defined by federal regulations). In addition, any transaction with an affiliate of Pacific Thrift must be on terms and under circumstances that are substantially the same as a comparable transaction with a non-affiliate. Additional restrictions on transactions with affiliates may be imposed on Pacific Thrift under the prompt corrective action provisions of the FDIC Improvement Act. See "Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991" under this heading.

         REGULATORY ACTIONS

         As a result of an FDIC examination conducted as of June 15, 1993, the FDIC and the DOC requested Pacific Thrift to enter into a stipulated Cease and Desist Order (the "1993 Order") issued November 10, 1993. The Order primarily required Pacific Thrift to (i) adopt a written policy acceptable to the FDIC and the DOC governing Pacific Thrift's relationships with its affiliates; (ii) reduce its volatile liability deposits to specified maximum levels;

(iii) increase its liquidity to specified minimum levels; and (iv) develop a comprehensive asset/liability management policy. The Order did not require any increase in capital or loan loss reserves, or a decrease in adversely classified assets. In order to comply with the Order, Pacific Thrift terminated its personnel services and facilities arrangements with the Partnership. Substantially all of the requirements of the Order were met by January 31, 1994, well in advance of the required dates for compliance specified in the Order.

         At the end of August 1994, the FDIC requested Pacific Thrift to enter into a supplemental stipulated Cease and Desist Order (the "Supplemental Order") issued October 13, 1994. The Supplemental Order required Pacific Thrift to obtain the prior consent of the FDIC before opening any new offices and to design, file and implement plans to increase its net earnings. The Supplemental Order did not require any increase in capital or loan loss reserves. The Supplemental Order also required that detailed budgets and comparisons of budgets with actual results of operations be filed with the FDIC and DOC.

         In December 1994, the FDIC notified Pacific Thrift that it was classified as "critically undercapitalized" as of October 31, 1994. Pacific Thrift had sufficiently restored its regulatory capital ratios from net operating profits and capital contributions as of April 30, 1995 to be classified as "adequately capitalized" under FDIC regulations. The FDIC confirmed Pacific Thrift's adequate capitalization by letter dated May 8, 1995.

         Pacific Thrift has agreed to the issuance of a new cease and desist order (the "1995 Order") with the FDIC replacing the 1993 Order and Supplemental Order. The terms of the 1995 Order require Pacific Thrift to: have and retain qualified management; increase and maintain Tier 1 capital (consisting of shareholders' equity) at 8% of its total assets; eliminate assets classified "loss" as of September 26, 1994; reduce the level of adversely classified assets; in certain instances, refrain from extending additional credit to borrowers whose prior credits have been adversely classified; maintain a fully funded allowance for loan losses; implement Pacific Thrift's capital restoration and business/profitability plans; correct a past violation of the thrift ratio requirement and comply with all applicable laws and regulations; file reports of condition and income which accurately reflect its financial condition; obtain FDIC approval prior to payment of any cash dividends; continue to comply with its Policy for Transactions and Relationships Between Affiliates; obtain FDIC approval before opening additional offices; and furnish written quarterly progress reports to the FDIC detailing actions taken to comply with the 1995 Order.

         Management of Pacific Thrift believes that it is already in full compliance with the terms of the 1995 Order which require immediate action, and that it will be in compliance with all terms and conditions which require future performance as of the dates such performance is required as specified in the 1995 Order.

         GOVERNMENTAL POLICIES AND RECENT LEGISLATION

         Banking is a business that depends on interest rate differentials. Although in 1994 fee income from loans originated for sale by Pacific Thrift exceeded interest income, interest income constitutes a significant portion of the income from the Partnership's lending operations. The difference between the interest rate paid by Pacific Thrift on its thrift deposits and its other borrowings and the interest rates received by Pacific Thrift on portfolio loans constitutes the net interest margin earned on portfolio loans. These margins are highly sensitive to many factors that are beyond the control of Pacific Thrift. Accordingly, and just as with any other regulated financial institution which accepts deposits, the earnings and growth of Pacific Thrift will be subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

         Pacific Thrift's business, just like that of any other financial institution, is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Partnership are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. On December 19, 1991, the FDIC Improvement Act was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC (collectively, the "Federal Banking Agencies").

         BIF RECAPITALIZATION. The FDIC Improvement Act provides the FDIC with three additional sources of funds to protect deposits insured by the Bank Insurance Fund (the "BIF") administered by the FDIC, The FDIC is authorized to borrow up to $30 billion from the U.S. Treasury; borrow from the Federal Financing Bank up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver, and borrow from financial intermediaries that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.

         IMPROVED EXAMINATIONS. All insured depository institutions must undergo a full-scope, on-site examination by their appropriate Federal Banking Agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal Banking Agency against each institution or affiliate as it deems necessary or appropriate.

         STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDIC Improvement Act, the FDIC has issued proposed safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. The proposal also establishes the maximum ratio of classified assets to total capital at 100% and the minimum level of earnings sufficient to absorb losses without impairing capital. The proposal provides that a bank's earnings are sufficient to absorb losses without impairing capital if the bank is in compliance with minimum capital requirements and the bank would, if its net income or loss over the last four quarters continued over the next four quarters, remain in compliance with minimum capital requirements. Any institution which failed to comply with these standards would be required to submit a compliance plan. A failure to submit a plan or to comply with an approved plan would subject the institution to further enforcement action. No assurance can be given as to the final form of the proposed regulations or, if adopted, the impact of such regulations on Pacific Thrift.

         In December 1992, the Federal Banking Agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

         PROMPT CORRECTIVE REGULATORY ACTION. The FDIC Improvement Act requires each Federal Banking Agency to take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

         The law required each Federal Banking Agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

         In September 1992, the Federal Banking Agencies issued uniform final regulations implementing the PCA provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

- - "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or PCA directive to meet and maintain a specific capital level for any capital measure;

- - "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

- - "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

- - "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

- - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

         An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate Federal Banking Agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and Federal Banking Agencies are given less flexibility in deciding how to deal with it.

         The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate Federal Banking Agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate Federal Banking Agency 45 days after becoming undercapitalized. The appropriate Federal Banking Agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate Federal Banking Agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the PCA provisions.

         An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the FDIC Improvement Act;
(vii) prohibitions on the receipt of deposits from correspondent institutions;
(viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution;

or (x) other restrictions as determined by the appropriate Federal Banking Agency. Although the appropriate Federal Banking Agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the PCA provisions. In addition, without the prior written approval of the appropriate Federal Banking Agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

         Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate Federal Banking Agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

         OTHER ITEMS. The FDIC Improvement Act also, among other things, (1) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well-capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well-capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate Federal Banking Agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

         The FDIC has adopted final regulations implementing the risk-based premium system mandated by the FDIC Improvement Act. Under the final regulations insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. To determine the risk-based assessment for each institution, an institution will be categorized as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution has at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates within each of three capital categories are as follows (expressed as cents per $100 of deposits):

                                       Supervisory Subgroup
                                       --------------------
                                        A     B     C
Well capitalized                        23    26    29
Adequately capitalized                  26    29    30
Undercapitalized                        29    30    31

         Supervisory subgroups are set once every six months, based upon an institution's last supervisory and capital classification. Pacific Thrift is currently paying deposit insurance premiums at the rate of 31 cents per $100 of deposits because it was categorized as "undercapitalized" and was in supervisory subgroup 3C at December 31, 1994. Pacific Thrift has since been classified as "adequately capitalized" as of March 31, 1995, and expects its supervisory subgroup to be changed effective January 1, 1996.

         In addition, the FDIC has issued final regulations implementing provisions of the FDIC Improvement Act relating to powers of insured state banks (which for this purpose includes Pacific Thrift). Final regulations issued in October 1992 prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments must be divested by no later than December 19, 1996. Pacific Thrift has no non-permissible investments as of December 31, 1994.

         The FDIC has recently approved final regulations which prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The regulations also provide that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval. To management's best knowledge, Pacific Thrift is not engaging in any activity that would not be permissible under FDIC regulations.

         The impact of the FDIC Improvement Act on Pacific Thrift is uncertain, especially since many of the regulations promulgated thereunder have only been recently adopted and certain of the law's provisions still need to be defined through future regulatory action. Certain provisions, such as the recently adopted real estate lending standards and the limitations on investments and powers of state banks and the rules to be adopted governing compensation, fees and other operating policies, may affect the way in which Pacific Thrift conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect Pacific Thrift's results of operations. Furthermore, if Pacific Thrift were to become undercapitalized in the future, which management does not anticipate, the actual and potential restrictions and sanctions that apply to or may be imposed on undercapitalized institutions under the prompt corrective action and other provisions of the FDIC Improvement Act could significantly adversely affect operations and liquidity of Pacific Thrift, and the ability of the Partnership to raise funds in the financial markets.

         CAPITAL ADEQUACY GUIDELINES.

         The FDIC has issued guidelines to implement new risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, take off-balance sheet items into account in assessing capital adequacy and minimize disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

         On and after December 31, 1992, the guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. Higher risk-based ratios are required to be considered well capitalized.

         A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

         Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk- weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock and related surplus;
(iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital.

The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the Federal Banking Agencies.

         The FDIC has also adopted a minimum leverage ratio of Tier 1 capital to average total assets of 3% for banks that have a uniform composite ("CAMEL") rating of 1. All other institutions and institutions experiencing or anticipating significant growth are expected to maintain capital at least 100 to 200 basis points above the minimum level. Furthermore, higher leverage ratios are required to be considered well capitalized or adequately capitalized.

         As of December 31, 1994, Pacific Thrift had a total risk-based capital ratio of 6.66%, a Tier 1 risk-based capital ratio of 5.41% and a leverage capital ratio of 3.87%, which resulted in Pacific Thrift being classified as "undercapitalized" as of that date. As of May 31, 1995, Pacific Thrift had improved its total risk-based capital ratio to 9.96%, its Tier 1 risk-based capital ratio to 8.71% and its leverage capital ratio to 6.19%, which resulted in its reclassification to "adequately capitalized." Although there can be no assurance of future results of operations, management of Pacific Thrift believes that, if Pacific Thrift continues through the end of 1995 to be at least as profitable as it has been for the first five months of 1995, it will increase its capital ratios to "well capitalized" levels.

         In addition, the Federal Reserve Board and the FDIC have issued proposed rules, in accordance with the FDIC Improvement Act, seeking public comment on methods for measuring interest rate risk, and two alternative methods for determining what amount of additional capital, if any, a bank may be required to have for interest rate risk. Pacific Thrift cannot yet determine whether such proposals will be adopted or the impact of such regulations, if adopted, on Pacific Thrift.

         POTENTIAL ENFORCEMENT ACTIONS

         Insured depository institutions, such as Pacific Thrift, and their institution-affiliated parties, which include the Partnership, may be subject to potential enforcement actions by the FDIC and the DOC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits and with respect to Pacific Thrift and the Partnership, could also include the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the PCA provisions of the FDIC Improvement Act. Management knows of no pending or threatened enforcement actions against Pacific Thrift; however, Pacific Thrift is currently operating under a Cease and Desist Order, as described on pages 20-21 hereof. See "Supervision and Regulation -- Regulatory Actions" above.


ITEM 2.  PROPERTIES

         The Partnership, Pacific Thrift, Consolidated and Lenders do business at their main office in Woodland Hills, California. Pacific Thrift also does business at five loan production offices in Costa Mesa, West Covina, Walnut Creek and San Jose, California and, as of June 27, 1994, Bellevue, Washington.

         All of the offices at which the Partnership and its subsidiaries conduct business are leased. Information with respect to each of the offices as of December 31, 1994 is as follows:

                                                 Floor Space            Annual               Expiration
Location                                        in Square Ft.           Rental(1)               Date
- --------                                        --------------          ------               ----------

Woodland Hills, CA(2)                               19,600              $487,570              07/31/03
Costa Mesa, CA                                       6,331               150,728              11/14/96
West Covina, CA                                      3,877                67,460              05/30/99
Walnut Creek, CA(3)                                  2,544                49,037              12/31/97
San Jose, CA                                         1,483                24,914              02/28/97
Bellevue, WA                                         2,027                33,444              06/20/97

(1) Subject to annual adjustment in accordance with customary escalation clauses, except as provided in footnote 2 below with respect to the Woodland Hills lease, which only provides for escalation of expense sharing obligations.

(2) Pursuant to a lease entered January 11, 1993, annual rental shall increase to $505,680 from March 1, 1996 to July 31, 1998, to $517,440 from August 1, 1998 through January 31, 2001, to $529,200 from February 1, 2001 through July 31, 2003. The lease is accounted for on the straight line average method of accounting, in accordance with generally accepted accounting principles.

(3) Effective March 15, 1995, this lease was amended to add 2,138 square feet and extend the lease term to March 1, 2000. The annual base rent became approximately $101,131 as a result, subject to periodic adjustment.


ITEM 3. LEGAL PROCEEDINGS

        The Partnership and Pacific Thrift are parties to certain legal proceedings incidental to its lending business, some of which seek unspecified damages or substantial monetary damages in the form of punitive damages. The ultimate outcome of such litigation cannot presently be determined. Management, after review and consultation with counsel, and based upon historical experience with prior collection actions, has determined that the outcome of such proceedings would not have a material adverse impact on the Partnership or Pacific Thrift's business, financial condition or results of operations, except with respect to the actions described below.

        ENVIRONMENTAL ACTIONS. The Partnership and Pacific Thrift acquired two properties in foreclosure which were used by borrowers unaffiliated with the Partnership for metal plating operations involving hazardous materials. After acquisition of the two properties, the Partnership and Pacific Thrift each received notices from local government authorities requiring removal of hazardous materials left by the prior owners of each of the properties and remediation of soil contamination.

        The Partnership and Pacific Thrift engaged an independent environmental consulting firm to determine the extent of soil contamination of each of the properties, and to prepare proposed remediation plans for each site. The proposed remediation plans, which were completed in September 1994, had an estimated cost of $674,000 to the Partnership and $820,000 to Pacific Thrift, including consulting and special counsel fees. These amounts were accrued at December 31, 1993 and reserved for payment as expenses were incurred. In April 1995, Pacific Thrift obtained a revised estimate for the cost of environmental remediation of the Whittier property it acquired in foreclosure. The new estimated cost is significantly lower than the original estimate. Therefore, on April 30, 1995, Pacific Thrift reversed $300,000 of the reserve which had been set aside to pay for remediation. A contractor has been hired to perform the required remediation, and it is presently anticipated that remediation will be completed by June 30, 1995. The Partnership is in the process of obtaining competitive bids for environmental remediation of the San Bernardino property it acquired in foreclosure, and anticipates that this may reduce the original estimated cost. It is presently anticipated that remediation of this property will be completed by September 30, 1995. When remediation is complete, the Partnership and Pacific Thrift will actively market both properties for sale.

        On January 2, 1994, the Partnership and Pacific Thrift implemented a comprehensive environmental policy which requires environmental risk assessment by appraisers of every new loan made by the Partnership or Pacific Thrift and a full environmental risk report on any commercial or industrial property used as collateral for a loan of $250,000 or more. The policy provides that no loan will be made in the event an environmental risk assessment or report indicates the possible presence of environmental contamination. In addition, the policy provides that no property will be acquired in foreclosure if facts are discovered indicating the existence of significant environmental contamination. If the Partnership or Pacific Thrift determines not to foreclose on a secured property due to environmental contamination, the collectability of a loan could be substantially reduced.

        SPITZER ACTION. Although they have never been served, in October 1993, the Partnership and its Chief Executive Officer (CEO) received a complaint naming them as defendants, along with four other unaffiliated named defendants. The complaint contains allegations in connection with an alleged securities fraud and breach of fiduciary duty by companies affiliated with Alexander Spitzer (who until 1984 but not thereafter was an affiliate of the Partnership and the CEO), which companies filed petitions in bankruptcy in 1989. The complaint was filed by two long time business associates of Spitzer, including one individual who was a general partner of a Spitzer-affiliated entity and another individual who owned another Spitzer-affiliated entity. The primary facts alleged against the Partnership and the CEO are alleged to have occurred in 1984. The Partnership and the CEO deny the merits of all allegations stated against them in the complaint.

        Counsel for the Partnership and the CEO, in a letter dated October 20, 1993, advised counsel for the plaintiffs that the complaint appeared to state no claim on the merits against the Partnership or the CEO and that no claim could be stated because of statute of limitations problems. The only response of plaintiffs' counsel, by letter dated November 16, 1993, was to notify all defendants that they had an open extension of time to answer. No action has been taken to date by anyone since the extension of time was unilaterally granted by plaintiff's counsel in November 1993. Management does not believe that the outcome of this action would have a material adverse impact on the Partnership's business, financial condition or results of operations.

        FORECLOSURE PUBLICATION FEES ACTION. On June 6, 1995, Consolidated Reconveyance Company and Lenders Posting and Publishing were served with a complaint by Consumer Action and two consumers suing both individually and on behalf of the general public in a purported class action filed in the Superior Court of Contra Costa County, California. The complaint names Consolidated and Lenders, along with thirteen other foreclosure service and foreclosure publishing companies, and alleges that all named defendants charge fees in excess of the statutorily permitted amount for publication of notices of trustee sales. The complaint seeks restitution of all excess charges, an injunction against the charging of excessive fees in the future and attorneys fees. As the case has only recently been filed and served, no response has yet been filed by Consolidated or Lenders in the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No proposals for the written consent of Limited Partners were presented by the Partnership during 1994.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Information. There is no public trading market for the Limited Partnership Units of the Partnership and there are restrictions on the transferability of such interests. For the past four years, there have been four transfers of a total of $57,500 Limited Partnership Units. Each of these sales was private, and management is not aware of the price at which the Units were sold.

        (b) Holders. As of December 31, 1994, the Partnership's total
Capital Contributions were $41,087,723, consisting of $1,748,125 held by seven Class A Limited Partners, including $1,469,375 invested by the General Partner in Class A Units, $2,892,000 held by 205 Class B Limited Partners, including $311,000 invested by the General Partner in Class B Units, $13,234,375 held by 1,258 Class C Limited Partners, $12,030,500 held by 814 Class D Limited Partners, including $50,000 invested by the General Partner in Class D Units; $10,527,000 held by 623 Class E Limited partners, including $30,000 invested by the General Partner in Class E Units; $255,723 held by 98 Limited Partners in DRP Units and $400,000 invested by the General partner for its General Partner's Interest. During 1994 and 1993, limited partners holding approximately $.9 million and $8.2 million, respectively, of capital requested withdrawal of capital, which requests were denied in accordance with the terms of the

Partnership Agreement and the requirements of the Partnership's loan agreement with NatWest. The Partnership does not anticipate that it will be possible to approve any capital withdrawal requests for the foreseeable future due to the restrictions under the loan agreement and the Partnership's current financial condition.

        (c) Dividends. The Partnership paid regularly quarterly distributions to the Partners in accordance with the provisions of the Partnership Agreement until June 1993. The total amount of distributions was based upon the Partnership Agreement, which provided for distributions based upon the Net Profits of the Partnership, defined as net profits calculated in accordance with generally accepted accounting principles, except that loan origination fees are allowed to be treated as income in the year in which loans are originated, whereas generally accepted accounting principles require that such income be deferred over the life of the loan. To the extent that distributions paid out between 1981 and 1993 exceed net profits under generally accepted accounting principles, such distributions represented a return of capital under generally accepted accounting principles.

        For the year ended December 31, 1992, the Partnership distributed $1,730,385 to the Partners in excess of Net Profits as determined under the Partnership Agreement. Such distributions constituted a return of capital. The General Partner voluntarily contributed a $1,730,385 Capital Note to the Partnership, payable over three years, which was intended to make up the capital distributed in excess of Net Profits. However, the payment of the note was subject to certain loan volume conditions, which have not been met for the past two years. Therefore, only $266,213 of the Capital Note has been paid. See Item
13. "Certain Relationships and Related Transactions -- General Partner Capital Note."

        For the year ended December 31, 1993, the Partnership distributed cash in anticipation of Net Profits of $916,309. At year end 1993, the Partnership determined that a Net Loss had been sustained for the year, such that all 1993 distributions represented a return of capital.

        No distributions were paid to the Partners for the year ended December 31, 1994.

        Information respecting the payment of distributions to the Limited Partners of the Partnership for the past five years is as follows:

                          First Quarter        Second Quarter        Third Quarter         Fourth Quarter
                      --------------------  --------------------  --------------------  --------------------
 Class of             Quarterly             Quarterly             Quarterly             Quarterly
 Limited              Distribu-  Quarterly  Distribu-  Quarterly  Distribu-  Quarterly  Distribu-  Quarterly
 Partners               tions     Returns     tions     Returns     tions     Returns     tions     Returns
 --------             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

1994
Class A                    --        --           --        --          --         --         --        --
Class B                    --        --           --        --          --         --         --        --
Class C                    --        --           --        --          --         --         --        --
Class D                    --        --           --        --          --         --         --        --
Class E                    --        --           --        --          --         --         --        --
DRP Units                  --        --           --        --          --         --         --        --

1993
Class A                51,725     2.959           --        --          --         --         --        --
Class B                73,603     2.517           --        --          --         --         --        --
Class C               298,289     2.244           --        --          --         --         --        --
Class D               279,867     2.244           --        --          --         --         --        --
Class E               197,583     1.866           --        --          --         --         --        --
DRP Units               3,404     1.376           --        --          --         --         --        --

1992
Class A              $ 54,330     3.125%    $ 54,330     3.125%   $ 54,927      3.125%  $ 54,927     3.125%
Class B                82,447     2.625%      80,571     2.625%     80,539      2.625%    78,784     2.625%
Class C               352,009     2.500%     348,356     2.500%    344,269      2.500%   329,694     2.375%
Class D               337,460     2.500%     330,490     2.500%    325,920      2.500%   310,862     2.375%
Class E               222,171     2.020%     209,099     1.916%    210,119      1.937%   209,003     1.937%
DRP Units               2,536     1.625%       2,886     1.625%      3,199      1.625%     3,481     1.625%

1991
Class A              $ 64,657     3.750%    $ 65,375     3.750%   $ 66,094      3.750%  $ 66,094     3.750%
Class B               107,556     3.250%     106,204     3.250%    105,987      3.250%   105,044     3.250%
Class C               473,573     3.000%     469,951     3.000%    466,953      3.000%   456,281     3.000%
Class D               448,578     3.000%     448,211     3.000%    447,982      3.000%   439,004     3.000%
Class E               245,602     2.708%     264,268     2.708%    287,387      2.636%   273,833     2.466%
DRP Units               1,496     2.250%       2,024     2.250%      2,547      2.250%     3,027     2.250%

1990
Class A              $ 75,497     4.000%    $ 74,556     4.000%   $ 72,214      4.000%  $ 71,040     4.000%
Class B               121,298     3.500%     121,660     3.500%    122,512      3.500%   120,479     3.500%
Class C               561,713     3.250%     559,802     3.250%    551,322      3.250%   537,064     3.250%
Class D               524,226     3.250%     519,480     3.250%    509,832      3.250%   500,933     3.250%
Class E                99,456     3.120%     173,168     3.120%    230,747      3.120%   268,688     3.120%
DRP Units                  59     2.500%         320     2.500%        729      2.500%     1,186     2.500%
  Initial Return (1)





                      Fifth              Total
 Class of             Level    Fifth     Annual
 Limited             Distri-   Level    Distribu-  Annual
 Partners            butions  Returns    tions     Returns
 --------            -------  -------   ---------  -------

1994
Class A                   --      --           --       --
Class B                   --      --           --       --
Class C                   --      --           --       --
Class D                   --      --           --       --
Class E                   --      --           --       --
DRP Units                 --      --           --       --

1993
Class A                   --      --       51,725    2.959
Class B                   --      --       73,603    2.517
Class C                   --      --      298,289    2.244
Class D                   --      --      279,867    2.244
Class E                   --      --      197,583    1.866
DRP Units                 --      --        3,404    1.376

1992
Class A              $ 1,092   0.063%  $  219,606  12.5625%
Class B                1,919   0.063%     324,260  10.5625%
Class C                9,043   0.063%   1,383,371   9.5625%
Class D                9,491   0.063%   1,314,223   9.5625%
Class E                6,691   0.063%     857,083   7.8113%
DRP Units                116   0.063%      12,218   6.5625%

1991
Class A              $ 2,185    .125%  $  264,406   15.125%
Class B                4,088    .125%     428,879   13.125%
Class C               19,960    .125%   1,886,718   12.125%
Class D               18,596    .125%   1,802,371   12.125%
Class E               15,175    .125%   1,086,265   10.643%
DRP Units                127    .125%       9,220    9.125%

1990
Class A              $ 2,289    .125%  $  295,595   16.125%
Class B                4,332    .125%     490,281   14.125%
Class C               21,218    .125%   2,231,119   13.125%
Class D               19,726    .125%   2,074,196   13.125%
Class E                8,007    .125%     780,066   12.635%
DRP Units                 27    .125%       2,320
  Initial Return (1)



(1) Represents the lower initial investment return on Class E Units paid on new subscriptions for Class E Units monthly in excess of $2 million per month, at a rate equal to 0.125% above the Merrill Lynch Ready Asset Trust annualized average rate of return after expenses for the past 30 days.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial information is based upon the financial statements of the Partnership on a consolidated basis appearing elsewhere herein. The consolidated financial statements for the year ended December 31, 1992 were audited by KPMG Peat Marwick, independent certified public accountants. The consolidated financial statements for the years ended December 31, 1994 and 1993, were audited by Kenneth Leventhal & Company.

                                                                  Years Ended December 31,
                                     -----------------------------------------------------------------------------------

                                         1994             1993              1992              1991              1990
                                         ----             ----              ----              ----              ----
 Total Assets(1)                     103,747,000      $114,324,000      $120,216,000      $138,405,000      $138,388,000

 Total Loans Receivable, gross        58,780,000        88,910,000       106,226,000       126,171,000       124,449,000

 Allowance for Loan Losses            (4,307,000)       (3,122,000)       (2,646,000)       (1,821,000)       (1,111,000)

 Loans Receivable, net(1)             53,045,000        84,183,000       101,405,000       122,628,000       125,825,000

 Total Liabilities                    93,322,000        94,385,000        91,386,000       101,699,000        99,377,000

 Total Partners' Capital              10,425,000        19,939,000        28,830,000        36,706,000        39,011,000

 Net Interest Income                   6,477,000         8,494,000        10,101,000         9,985,000         9,015,000

 Provision for Loan Losses            (6,096,000)       (4,655,000)       (3,887,000)       (2,617,000)       (2,033,000)

 Net Interest Income After               381,000         3,839,000         6,214,000         7,368,000         6,982,000
 provision for loan losses

 Non-interest Income                   6,002,000         5,305,000         5,315,000         4,865,000         4,064,000

 Non-interest Expenses                15,897,000        15,013,000        11,381,000         8,398,000         6,425,000

 Net Income (Loss)                    (9,514,000)       (5,869,000)          148,000         3,835,000         4,621,000

 Distributions to Partners and
 Net Income Per Unit

   Class A Limited Partners(2)(3)            -0-            52,000           220,000           264,000           296,000

     Net Income Per Unit                     ---              (708)               17               756               806

     Distributions Per Unit                  -0-               148               628               756               806

   Class B Limited Partners(4)               -0-            74,000           324,000           429,000           490,000

     Net Income Per Unit                     ---              (708)               17               448               706

     Distributions Per Unit                  -0-               123               528               448               706

   Class C Limited Partners(5)               -0-           298,000         1,383,000         1,887,000         2,231,000

     Net Income Per Unit                     ---              (708)               17               414               656

     Distributions Per Unit                  -0-               111               478               414               656

   Class D Limited Partners(6)               -0-           280,000         1,314,000         1,802,000         2,074,000

     Net Income Per Unit                     ---              (708)               17               414               656

     Distributions Per Unit                  -0-               111               478               414               656

   Class E Limited Partners(7)               -0-           198,000           857,000         1,086,000           780,000

     Net Income Per Unit                     ---              (708)               17               363               631

     Distributions Per Unit                  -0-                92               394               363               631

   DRP Units                                 -0-             3,000            12,000             9,000             2,000

     Net Income Per Unit                     ---              (708)               17               311               506

     Distributions Per Unit                  -0-                74               328               311               506

   General Partner(8)                        -0-            12,000            50,000           118,000           120,000

- --------------------

(1) These amounts include net deferred loan fees and costs and allowances for loan losses, but do not include loans held for sale.

(2) These amounts include income earned in the reported periods but not distributed until 45 days after the end of each quarter and 90 days after the end of each year, and also include interests of the General Partner(s) in Class A, B, C and D Units.

(3) All per Unit information is reported on the basis of one Unit equalling a $5,000 Capital Contribution.

(4)     Distributions to Class B Limited Partners commenced on February 15,
        1984.

(5)     Distributions to Class C Limited Partners commenced on August 15, 1986.

(6)     Distributions to Class D Limited Partners commenced on August 15, 1987.

(7)     Distributions to Class E Limited Partners commenced on February 15,
        1990.

(8) Includes distributions based on the General Partner's Interests only, not on the Class A, B, C or D Units owned by the General Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company operates two business segments: (i) the real estate lending business, which is conducted through the Partnership and Pacific Thrift and (ii) the trust deed foreclosure services business, which is conducted through Consolidated and Lenders. The Company reports its financial condition and results of operations on a consolidated basis with Pacific Thrift, Consolidated and Lenders.

        The primary source of operating income of the Company's lending business became fee income from origination and sale of residential loans in 1994. This reflects a change from prior years in which the primary source of operating income was net interest income, which is the difference between the interest income earned on its real estate secured loan portfolio and investment portfolio and the cost of funds, consisting primarily of interest and fees on the Partnership's bank debt, and interest paid on deposits issued by Pacific Thrift. The market for residential loans has undergone substantial consolidation over the past three years, and competition for residential loans has caused lenders to substantially reduce the net interest margins on these loans. As a result, management of Pacific Thrift, the Company's primary operating subsidiary, determined in 1994 that Pacific Thrift could operate more profitably in the current residential loan market as a correspondent lender for larger mortgage banking companies than by originating residential loans for its own portfolio.

        Pacific Thrift has refocused its portfolio lending to emphasize commercial loans, which are secured by retail, multi-family residential and light manufacturing properties. Pacific Thrift is able to retain a higher net interest margin on these loans than it can on residential loans, and is able to require lower loan-to-value ratios, which management believes will improve the collectability of the loans. Over the past two years, Pacific Thrift's ability to originate portfolio loans has been limited by its capital levels. In 1994, Pacific Thrift's capital was reduced by loan losses and expenses associated with the changes in its lending business operations. In addition, certain differences between regulatory accounting principles and generally accepted accounting principles resulted in a reduction of Pacific Thrift's regulatory capital levels. As a result of these factors, Pacific Thrift's regulatory capital declined to levels which substantially restricted new portfolio lending. However, between November 1994 and May 1995, Pacific Thrift has restored its capital with fee income from its loan sale programs, capital contributions from the Partnership and savings from staff reductions and changes in compensation structure for loan representatives. If capital levels continue to increase during the remainder of 1995, management anticipates that Pacific Thrift may increase portfolio lending before the end of 1995.

        For the last two years, the Company has experienced net operating losses due to higher loan losses caused by substantial declines in California real estate values. In addition, the Company has experienced a decline in net interest income over the past four years as a result of the steady reduction of its loan portfolio, which has been necessary to pay down its bank debt. Over the past five years, the bank debt had been reduced from a high of $82 million in 1990 to $10.4 million as of June 22, 1995. The bank debt is required to be fully repaid by June 1996. Management of the Company anticipates that the debt will be paid off with a combination of interest and fee income and principal reductions on the Partnership's existing loan portfolio (which had an aggregate principal balance of $10.4 million as of June 28, 1995), and sales of portfolio loans as necessary to augment interest and fee income. After the final pay off of the bank debt (or the refinancing of such debt if possible), management anticipates that the consolidated loan portfolio will begin to increase as Pacific Thrift increases its portfolio lending.

        The Company's goal for its lending business is to build core earnings while serving customers in its market area. To accomplish this goal, management has adopted a business strategy designed to: (i) build Pacific Thrift's capital with fee income from loans originated for sale; (ii) gradually rebuild the loan portfolio with higher quality loans; (iii) improve asset quality; and (iv) maintain capital ratios in excess of regulatory requirements.

        The primary source of operating income of the trust deed foreclosure services business is fee income for services performed by Consolidated on behalf of other lenders, including the Partnership and Pacific Thrift. Consolidated currently provides foreclosure services nationwide for over 300 banks, thrifts, mortgage companies, life insurance companies and federal regulatory agencies. Neither Consolidated nor Lenders own substantial tangible assets or have substantial operating expenses other than general and administrative and personnel expenses.

        The Partnership's basic goal for its trust deed foreclosure services business is to increase fee income through growth of Consolidated's customer base. Trust deed foreclosure services fees are limited by statute in substantially all cases, and therefore the primary means of increasing fee income is by increasing the volume of services provided and reducing the costs of providing the services. Consolidated doubled its customer base between 1991 and 1993, from approximately 150 to 300 customers. However, during the past year, some customers have been lost as a result of mergers and acquisitions. While many of these customers were replaced with new accounts during the year, they were not replaced soon enough to fully offset declines in revenues from accounts lost. Less than 5% of the revenues of each of Consolidated and Lenders are provided by the Partnership and Pacific Thrift.

FINANCIAL CONDITION

        GENERAL

        Total consolidated assets decreased $16.5 million to $103.7 million at December 31, 1994 from $120.2 million at December 31, 1992, a decrease of 13.7%. The decrease in consolidated assets during this two year period was due primarily to a decrease of $37 million in net loans of the Partnership and a $11.4 million decrease in net loans of Pacific Thrift, for a net decrease of $48.4 million in net loans receivable to $53.0 million at December 31, 1994 from $101.4 million at December 31, 1992.

        A substantial amount of the proceeds from loan payoffs and loan sales of the Partnership have been used to pay down the bank debt over the past three years. The bank debt has been reduced $18.6 million to $14.8 million at December 31, 1994 from $33.4 million at December 31, 1992. The bank debt has been further reduced to $10.4 million at June 28, 1995.

        Deposits taken by Pacific Thrift have increased $18.9 million to $69.5 million at December 31, 1994 from $50.6 million at December 31, 1992, an increase of 37.4%.

        Total Partnership capital decreased by $18.4 million to $10.4 million at December 31, 1994 from $28.8 million at December 31, 1992. Reductions in capital were due to capital withdrawals of $1.4 million paid in 1993 to withdrawing Limited Partners in accordance with the terms of the Partnership Agreement, $1.9 million in distributions paid in 1993 (which were in excess of net profits and were therefore a return of capital) and net losses on operations of $9.5 million in 1994 and $5.9 million in 1993, partially offset by $.3 million in capital contributions in 1993. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividends." During 1994 and 1993, the Partnership received additional requests to withdraw capital of approximately $.9 million and $8.2 million which were not approved, in accordance with the restrictions provided in the Partnership Agreement and the Loan Agreement with NatWest. The Partnership does not expect to approve any requests to withdraw capital for the foreseeable future due to current restrictions under the Loan Agreement and the Partnership's financial condition.

        AT DECEMBER 31, 1994 COMPARED WITH DECEMBER 31, 1993

        Total consolidated assets decreased $10.6 million to $103.7 million at December 31, 1994 from $114.3 million at December 31, 1993, a decrease of 9.3%. The decrease in assets during the year was primarily due to reductions in the Company's loans receivable and OREO, offset by an increase in cash and cash equivalents held to maintain Pacific Thrift's required liquidity ratio. The Partnership's loans receivable declined by $21.6 million, and Pacific Thrift's loans receivable by $9.6 million, resulting in a net decline of $31.2 million in 1994, to $53.0 million at December 31, 1994 from $84.2 million at December 31, 1993, a net decline of 37.0%. OREO increased by $1.6 million in 1994 to $7.6 million at December 31, 1994 from $6.0 million at December 31, 1993, an increase of 26.7%. Offsetting these declines was an increase in cash and cash equivalents, which increased by $6.4 million in 1994, to $19.6 million at December 31, 1994 from $13.2 million at December 31, 1993.

        Total deposits taken by Pacific Thrift increased $7.1 million to $69.5 million at December 31, 1994 from $62.4 million at December 31, 1993, an increase of 11.4%.

        Total Partners' capital decreased $9.5 million to $10.4 million at December 31, 1994 from $19.9 million at December 31, 1993, a decline of 47.7%. Reductions in capital were due to a $9.5 million net operating loss for 1994. During 1994, the Partnership received additional requests to withdraw capital of approximately $0.9 million which were not approved, in accordance with the restrictions provided in the Partnership Agreement and the Loan Agreement with NatWest. The Partnership does not anticipate that it will be possible to approve any capital withdrawal requests for the foreseeable future due to the restrictions under the loan agreement and the Partnership's current financial condition.

        AT DECEMBER 31, 1993 COMPARED WITH DECEMBER 31, 1992

        Total consolidated assets decreased $5.9 million to $114.3 million at December 31, 1993 from $120.2 million at December 31, 1992, a decrease of 4.9%. The decrease in assets during the year was primarily due to reductions in the Partnership's loans receivable and OREO, offset by an increase in cash and cash equivalents held to maintain Pacific Thrift's required liquidity ratio. The Partnership's loans receivable declined by $17.7 million, while Pacific Thrift's loans receivable increased by $.5 million, resulting in a net decline of $17.2 million in 1993, to $84.2 million at December 31, 1993 from $101.4 million at December 31, 1992, a net decline of 17.0%. OREO declined by $3.5 million in 1993 to $6.0 million at December 31, 1993 from $9.5 million at December 31, 1992, a decline of 36.8% Offsetting these declines was an increase in cash and cash equivalents, which increased by $12.7 million in 1993, to $13.2 million at December 31, 1993 from $0.5 million at December 31, 1992.

        Total deposits taken by Pacific Thrift increased $11.8 million to $62.4 million at December 31, 1993 from $50.6 million at December 31, 1992, an increase of 23.3%

        Total Partners' capital decreased $8.9 million to $19.9 million at December 31, 1993 from $28.8 million at December 31, 1992, a decline of 30.9%. Reductions in capital were due to capital withdrawals of $1.4 million paid to withdrawing Limited Partners in accordance with the terms of the Partnership Agreement, $1.9 million in distributions, capital contributions of $.3 million and a $5.9 million net operating loss for 1993. During 1993, the Partnership received additional requests to withdraw capital of approximately $8.2 million which were not approved, in accordance with the restrictions provided in the Partnership Agreement and the Loan Agreement with NatWest. The Partnership does not expect to approve any requests to withdraw capital for the foreseeable future due to restrictions under the Loan Agreement and the Partnership's financial condition.

RESULTS OF OPERATIONS

        NET INTEREST INCOME ANALYSIS

        The following table sets forth certain information concerning average interest-earning assets and interest bearing liabilities and the yields and rates thereon. Average balances are calculated on a quarterly basis and nonaccrual loans have been included in interest earning assets for the computations. Fee income on loans included in interest income and in the calculation of average yields was $1,678,494 and $2,709,813 for 1994 and 1993, respectively.

  YIELDS AND RATES ON INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                              Year Ended                          Year Ended
                                                          December 31, 1994                    December 31, 1993
                                                          -----------------                    -----------------
                                                   Average                  Yield/      Average                   Yield/
                                                   Balance     Interest      Rate       Balance     Interest       Rate
                                                   -------     --------     ------      -------     --------      ------
                    Assets                              (Dollars in Thousands)                     (Dollars in Thousands)

 Interest-earning assets:

   Loans                                           $84,776      11,003      12.98%      $98,147     14,209      14.48%

   Interest-bearing deposits in
   other financial institutions
   and securities purchased under
   agreements to sell                               10,138         401       3.96%           58          3       5.17%
                                                  --------      ------      -----      --------     ------      -----
     Total interest-earning assets                  94,914      11,404      12.02%       98,205     14,212      14.47%
                                                  ========      ======      =====      ========     ======      =====

 Noninterest-earning assets:

   Cash and due from banks                           3,782                                4,016

   Premises & equipment, net                         1,452                                  764

   Real estate acquired in settlement                6,276
   of loans                                                                               7,325

   Other Assets                                      6,734                                9,165
                                                  --------                             --------
     Total noninterest-earning assets               18,244                               21,270
                                                  --------                             --------
 Less allowance for loan losses                      3,085                                2,617
                                                  --------                             --------
                                                   110,073      11,404                  116,858     14,212
                                                   =======      ======                 ========     ======

   Liabilities & Partners' Capital
 Interest-bearing liabilities:

   Notes payable                                    18,734       1,982      10.58%       30,165      2,497       8.28%

   Savings deposits                                 23,867         904       3.79%        4,451        160       3.59%

   Time CDs                                         44,241       2,041       4.61%       51,230      3,061       5.98%
                                                  --------      ------      -----      --------     ------      -----
   Total interest-bearing liabilities               86,842       4,927       5.67%       85,846      5,718       6.66%
                                                  --------      ------      -----      --------     ------      -----
 Noninterest-bearing liabilities:

   Accounts payable & accrued
   expenses                                          8,047                                5,360
                                                  --------                             --------
 Total liabilities                                  94,889                               91,206

 Partners' Capital                                  15,184                               25,652
                                                  --------      ------                 --------
                                                  $110,073       4,927                 $116,858      5,718
                                                  ========      ======                 ========     ======
 Net interest income/spread                                      6,477       6.34%                   8,494       7.81%
                                                                ======      =====                   ======      -----
 Net interest margin                                                         6.82%                               8.65%
                                                                            =====
 Net Income                                                     (9,514)                             (5,869)
                                                                ======                              ======
 Average interest earning assets to average                                 1.093%                              1.144
 interest bearing liabilities

        Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. The Partnership and Pacific Thrift attempt to minimize the effect of interest rate fluctuations on net interest margin by matching as nearly as possible interest sensitive assets and interest sensitive liabilities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management."

        Net interest income can also be affected by a change in the composition of assets and liabilities, such as when higher yielding loans replace lower yielding loans. Net interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

        The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities due to changes in volume and interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to changes due to volume and changes due to rate.


                                                            Rate Volume Analysis
                                                           (Dollars in Thousands)
                                 --------------------------------------------------------------------------

                                        1994 compared to 1993                    1993 compared to 1992

                                         Increase (decrease)                      Increase (decrease)
                                           due to change in                        due to change in
                                 -----------------------------------       --------------------------------

                               Volume        Yield/           Net          Volume       Yield/         Net
                                              Rate          Change                        Rate      Change

Interest-earning assets:

Loans                          (1,821)       (1,385)        (3,206)        (2,421)        (160)      (2,580)

Interest-bearing deposits in
other financial institutions
and securities purchased
under agreements to sell          399            (1)         398              (47)          12          (35)
                               ------        ------         ------         ------         ----       ------
Total interest-earning assets  (1,422)       (1,386)        (2,808)        (2,468)        (148)      (2,615)
                               ======        ======         ======         ======         ====       ======
Liabilities & Partners'
Capital

Interest-bearing liabilities:

Notes payable                  (1,243)          722           (515)        (1,153)         (78)      (1,231)

Savings deposits                  734            10            744             47          (43)          3

Time CDs                         (382)         (638)        (1,020)           551         (332)        220
                               ------        ------         ------         ------         ----       ------
Total interest-bearing
liabilities                      (891)          100           (791)          (555)        (454)      (1,008)
                               ======        ======         ======         ======         ====       ======
Change in net interest income    (531)       (1,486)        (2,017)        (1,913)         306       (1,607)
                               ======        ======         ======         ======         ====       ======


         FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

GENERAL

         The Company incurred a net operating loss of $9.5 million for the year ended December 31, 1994, compared with a net loss of $5.9 million for the year ended December 31, 1993. The increase in net loss in 1994 from 1993 was due primarily to a $3.4 million decline in net interest income after provision for loan losses to $.4 million in 1994 from $3.8 million in 1993, and a $.9 million increase in non-interest expense to $15.9 million in 1994 from $15.0 million in 1993 offset by a $.7 million increase in non-interest income.

NET INTEREST INCOME

         Net interest income before provision for loan losses for the year ended December 31, 1994 was $6.5 million, a decrease of $2.0 million from the year ended December 31, 1993. This decrease resulted primarily from the decrease in average interest earning assets, which declined by $3.3 million, or 3.4%, to $94.9 million in 1994 from $98.2 million in average interest earning assets in 1993.

         TOTAL INTEREST INCOME

         Total interest income decreased $2.8 million, or 19.7%, to $11.4 million in 1994 from $14.2 million in 1993 due to the reduction of $3.3 million in average interest earning assets.

         TOTAL INTEREST EXPENSE

         Total interest expense decreased $0.8 million to $4.9 million in 1994 from $5.7 million in 1993. The decline in interest expense was due primarily to a substantial reduction in the bank debt balance, which was partially offset by an increase in deposits, principally time certificates of deposit, issued by Pacific Thrift at lower rates of interest than the rate payable on the bank debt.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $6.1 million in 1994 compared with $4.6 million in 1993. The provision for loan losses remained high in 1994 and 1993 due to the continuing high levels of loan delinquencies and declines in California real estate values over the past five years. The total allowance for loan losses has increased as a percentage of the total loan portfolio to 7.33% of the combined portfolio at December 31, 1994 compared with 3.49% of the combined portfolio at December 31, 1993. New policies and procedures were initiated by Pacific Thrift in 1993, which included obtaining new outside appraisals for most delinquent loans when the most recent outside appraisal was over six months old. In the last quarter of 1993, new management was hired for Pacific Thrift, and it determined to make changes in the method of determining the allowance for loan losses, which resulted in significant adjustments to the provision for loan loss in the fourth quarter of 1993. In 1994, management of the Partnership conducted a further review of its portfolio, which included review appraisals of many properties. As a result, a substantial adjustment to the provision for loan losses of the Partnership was made in the fourth quarter of 1994. "Business -- Classified Assets and Loan Losses."

         Although the Partnership maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See Item 1. "Business
- -- Classified Assets and Nonperforming Loans. -- Allowance for Loan Losses." The ratio of nonaccrual loans past due 90 days or more to total loans was 5.35% at December 31, 1994 and 5.94% at December 31, 1993. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 136.94% at December 31, 1994 and 58.74% at December 31, 1993. Management of the Partnership and Pacific Thrift will continue to monitor and adjust their provisions for loan losses as warranted by the condition of the loan portfolio and economic conditions.

NONINTEREST INCOME

         Noninterest income increased by $0.7 million to $6.0 million in 1994 compared to $5.3 million in 1993. Noninterest income was primarily provided by trustee and reconveyance fees earned by Consolidated and Lenders. Trustee and reconveyance fees decreased by $0.5 million in 1994 to $3.3 million in 1994 compared to $3.8 million in 1993, due to a reduction in loan default levels in 1994. It is possible that trustee and reconveyance income could further decrease as the general economy improves, but management will attempt to retain or increase such income with further geographic expansion of the customer bases of Consolidated and Lenders.

         Gain on sale of loans increased by $0.8 million (800%) in 1994, to $0.9 million in 1994 from $0.1 million in 1993. The increase is the result of the steady increase in loan originations for sale in 1994. A total of $58 million in loans were sold in 1994, including $29.6 million of loans originated for sale by Pacific Thrift. Management anticipates that gains on sale of loans will further increase in 1995, as loans originated and sold have continued to increase during 1995. Pacific Thrift has sold a total of $49.6 million of loans during the first five months of 1995, resulting in gains of $538,537.

NONINTEREST EXPENSE

         Noninterest expense increased by $0.9 million to $15.9 million in 1994 from $15.0 million in 1993. The major components of this increase included a $1.4 million increase in salaries and employee benefits, a $1.6 million increase in general and administrative expenses and a $.5 million increase in depreciation and amortization, offset by a decrease of $2.6 million in operation of OREO. The increase in salaries and benefits was due to increased staffing at Pacific Thrift in 1994 and reduced deferred loan origination costs pursuant to FASB 91. The increase in general and administrative expenses was due to increased professional fees.

         FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

GENERAL

         The Partnership incurred a net operating loss of $5.9 million for the year ended December 31, 1993, compared with net income of $.1 million for the year ended December 31, 1992. The net loss in 1993 was due primarily to a $2.4 million decline in net interest income after provision for loan losses to $3.8 million in 1993 from $6.2 million in 1992, and a $3.6 million increase in non-interest expense to $15.0 million in 1993 from $11.4 million in 1992.

NET INTEREST INCOME

         Net interest income before provision for loan losses for the year ended December 31, 1993 was $8.5 million, a decrease of $1.6 million from the year ended December 31, 1992. This decrease resulted primarily from the decrease in average interest earning assets, which declined by $17.7 million, or 15.3%, to $98.2 million in 1993 from $115.9 million in average interest earning assets in 1992.

         TOTAL INTEREST INCOME

         Total interest income decreased $2.6 million, or 15.5%, to $14.2 million in 1993 from $16.8 million in 1992 due to reductions in loans receivable. Reductions in the Partnership's loans receivable were partially offset by increases in Pacific Thrift's average loans receivable to $57.3 million in 1993 from $50.6 million in 1992. Although there was no increase in interest rates on loans made in 1993, loans that paid off in 1993 were at lower average interest rates than existing loans that did not pay off in 1993, resulting in a higher average rate of interest on the average portfolio in 1993.

         TOTAL INTEREST EXPENSE

         Total interest expense decreased $1.0 million to $5.7 million in 1993 from $6.7 million in 1992. The decline in interest expense was due primarily to a substantial reduction in the bank debt balance, which was partially offset by an increase in deposits, principally time certificates of deposit, issued by Pacific Thrift at lower rates of interest than the rate payable on the bank debt.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $4.7 million in 1993 compared with $3.9 million in 1992. The provision for loan losses remained high in 1993 and 1992 due to the continuing high levels of loan delinquencies and declines in California real estate values over the past three years. The total allowance for loan losses has increased as a percentage of the total loan portfolio to 3.49% of the combined portfolio at December 31, 1993 compared with 2.49% of the combined portfolio at December 31, 1992. New policies and procedures were initiated by Pacific

Thrift in 1993, which included obtaining new outside appraisals for most delinquent loans when the most recent outside appraisal was over six months old. In the last quarter of 1993, new management was hired for Pacific Thrift, and it determined to make changes in the method of determining the allowance for loan losses, which resulted in significant adjustments to the provision for loan loss in the fourth quarter of 1993. "Business -- Classified Assets and Loan Losses."

         Although the Partnership maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations. The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See Item 1. "Business
- -- Classified Assets and Nonperforming Loans. -- Allowance for Loan Losses." The ratio of nonaccrual loans past due 90 days or more to total loans was 5.35% at December 31, 1994, compared to 5.94% and 3.06% at December 31, 1993 and 1992, respectively. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 136.94% at December 31, 1994, compared to 58.74% and 81.34% at December 31, 1993 and 1992, respectively. Management of the Partnership and Pacific Thrift will continue to monitor and adjust their provisions for loan losses as warranted by the condition of the loan portfolio and economic conditions.

NONINTEREST INCOME

         Noninterest income remained the same at $5.3 million in 1993 and in 1992. Noninterest income was primarily provided by trustee and reconveyance fees earned by Consolidated and Lenders in 1993. Trustee and reconveyance fees increased $.7 million in 1993 to $3.8 million in 1993 compared to $3.1 million in 1992. Trustee and reconveyance fee income has increased due to generally higher loan default levels in California over the past two years and increases in the customer bases of Consolidated and Lenders. It is possible that trustee and reconveyance income could decrease as the general economy improves, but management expects to retain or increase such income with further geographic expansion of the customer bases of Consolidated and Lenders.

         The increase in trustee and reconveyance fee income was entirely offset by decreases in other income and gain on sale of home improvement loans. Gain on sale of home improvement loans decreased to $15,177 from $.4 million in 1992. The decrease in gain on sale of home improvement loans was due to the discontinuation of the home improvement loan division in March 1993, which management determined was necessary because of the lack of resources available to support the volume expansion of the program necessary to make it profitable.

NONINTEREST EXPENSE

         Noninterest expense increased by $3.6 million to $15.0 million in 1993 from $11.4 million in 1992. The major components of this increase included a $1.4 million increase in salaries and employee benefits, a $1.8 million increase in expenses on operation of OREO and a $.5 million increase in net loss on sale of OREO. The increase in salary and employee expenses is due to a reduction in loan originations in 1993, which reduced the amount of employee expenses which could be deferred under FASB 91 over the life of loans originated in 1993. Therefore, although the total amount of salaries and benefits paid in 1993 declined by $.1 million from 1992, the Partnership recognized $1.3 million more in expense in 1993. Similar costs had been deferred in 1992. The increase in expenses on operation of OREO was due to an increase in the number of properties acquired and held as OREO.

         In 1993, the General Partner voluntarily reduced the base compensation it receives for providing personnel services to the Partnership and Pacific Thrift from 35% of loan origination fees to 30% of such fees, which resulted in a reduction of $.1 million in 1993 from the amount that otherwise would have been paid to the General Partner.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds are principal and interest payments on loans, whereas Pacific Thrift's primary sources of funds are deposits and principal and interest payments on loans. While scheduled principal amortization on loans and deposit flows are a reasonably predictable source of funds, and mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

         The primary lending and investment activities of the Partnership and Pacific Thrift are the origination of fixed and adjustable rate real estate loans. Since November 1991, substantially all new loans (other than loan rewrites of existing loans) have been originated by Pacific Thrift. Effective January 1, 1994, Pacific Thrift began to invest in short-term investment securities, primarily federal funds sold and U.S. Treasury Notes, which provides income from those assets required for liquidity. The levels of these assets depend on Pacific Thrift's operating, financing, lending and investing activities during any given period.

         For the past four years, the Partnership has reduced its lending activities as a result of the need to reduce its borrowings under the bank debt. Beginning in 1991, the Partnership began to pay down the bank debt, which has been reduced by $42.8 million to $14.8 million at December 31, 1994 from $57.6 million at December 31, 1991. Pacific Thrift has increased its lending activities over the same period with funding from deposits and payments on loans. Deposits issued by Pacific Thrift have increased $51.8 million to $69.5 million at December 31, 1994 from $17.7 million at December 31, 1990.

         Pacific Thrift maintains minimum levels of liquid assets as required under the liquidity policy adopted by the board of directors of Pacific Thrift. The relationship between short-term liquid assets and total deposits at December 31, 1994 was 26.9%, which exceeded the 10% minimum established by the board. The liquidity ratio was substantially increased in 1993 from the prior levels maintained in 1992. At December 31, 1992, the relationship between short-term liquid assets and total deposits was 2.04%, respectively. The Partnership is not required to and does not maintain significant liquid assets.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At December 31, 1994, Pacific Thrift was classified by the FDIC as "undercapitalized." However, as of March 31, 1995, Pacific Thrift was reclassified by the FDIC as "adequately capitalized." See Item 1. "Business -- Supervision and Regulation -- Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

         At December 31, 1994, neither the Partnership nor Pacific Thrift had any material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1994 totalled $53.5 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift, and the others will be replaced as needed.

         As indicated in the Partnership's Statements of Cash Flows included in the Consolidated Financial Statements of the Partnership included elsewhere herein, the Partnership has utilized $5.0 million in cash from operating activities from January 1, 1992 through December 31, 1994. Uses of cash from operations included primarily the $9.5 million net loss in 1994 and the $5.9 million loss in 1993.

         The Partnership has realized cash flow from investing activities of $45.9 million from January 1, 1992 through December 31, 1994, primarily from proceeds of loan sales and sales of OREO. Combined loan sales of the Partnership and Pacific Thrift provided $28.4 million, $25.9 million and $26.9 million in proceeds in 1994, 1993 and 1992, respectively. Proceeds from sales of OREO provided $6.0 million, $7.0 million and $2.1 million in 1994, 1993 and 1992, respectively.

         The Partnership has used $23.0 million from financing activities from January 1, 1992 through December 31, 1994. Cash has been used primarily to pay off the bank debt, to make distributions to the Partners and to pay capital withdrawals to withdrawing Limited Partners. The Partnership paid off $8.4 million, $10.2 million and $24.1 million of the bank debt in 1994, 1993 and 1992, respectively. The primary source of cash provided by financing activities was the increase in deposits by Pacific Thrift, which increased a total of $30.4 million between January 1, 1992 and December 31, 1994, including increases of $7.0 million in 1994, $11.9 million in 1993 and $24.1 million in 1992. The funds provided from deposit activities by Pacific Thrift were used to fund loan originations by Pacific Thrift during these respective periods, which were offset by net decreases in loans receivable held by the Partnership.

         The Partnership is required under the current Loan Agreement to utilize 100% of its net cash flow to pay interest and reduce principal on the outstanding balance owed to NatWest. The Loan Agreement requires quarterly reductions of approximately $2.2 million through March 31, 1996, and a final payment of approximately $5 million by June 30, 1996. The Loan Agreement prohibits any distributions or withdrawal payments to the Partners, and any payments to the General Partner other than overhead expenses until the bank debt is repaid in full.

         The Partnership is also obligated to pay an additional $1,120,379 to Limited Partners whose capital withdrawal requests were previously approved and not paid as of December 31, 1993. These Limited Partners are currently general unsecured creditors of the Partnership whose right to payment is subordinated to the Bank's rights under the Loan Agreement. The Partnership will be unable to pay these amounts until the bank debt is repaid in full.

ASSET/LIABILITY MANAGEMENT

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1994, total interest-bearing liabilities maturing or repricing during each period exceeded total interest-earning assets maturing or repricing in the same periods by $14.1 million, representing a negative cumulative interest rate sensitivity gap ratio of 25%. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

         The Partnership does not actively originate new loans, and has not done so in approximately four years. Therefore, the Partnership does not actively monitor its interest rate risk at this time.

         Pacific Thrift actively monitors its interest rate risk. Pacific Thrift has an asset/liability committee which includes its President, Executive Vice President, Chief Financial Officer and Deposit Operations Manager. The committee meets regularly to review Pacific Thrift's interest rate risk position and make whatever adjustments are necessary. In addition, the board of directors of Pacific Thrift reviews its asset/liability position on a quarterly basis.

         To the extent consistent with its interest rate spread objectives, Pacific Thrift attempts to reduce its interest rate risk and has taken a number of steps to match its interest sensitive assets and liabilities to minimize the potential negative impact of changing interest rates. Pacific Thrift has focused on making adjustable rate real estate loans, virtually all of which adjust quarterly, and focuses its investment activity on short-term obligations of banks and U.S. government securities.

         The following table sets forth the interest rate sensitivity of Pacific Thrift's assets and liabilities at December 31, 1994 on the basis of certain assumptions. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or contractual term of the asset or liability. Pacific Thrift has assumed that its savings accounts, which totalled $11.4 million at December 31, 1994 reprice immediately. Certificates of deposit are included in the table below at their dates of maturity.

         Certain shortcomings are inherent in the method of analysis presented in the following table. For example, interest rate floors on some adjustable rate loans can have the effect of increasing the net interest income as interest rates decline or, conversely, limiting net interest income as interest rates rise. Also, loan prepayments and early withdrawal of certificates of deposit could cause the interest sensitivities to vary from what appears in the table. Finally, the ability of many borrowers to service their adjustable rate debt may be adversely affected by an interest rate increase.

              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 1994
                             (Dollars in Thousands)


                                                          After One
                                                           Day But       After Three     After One
                                                            Within       Months But        Year
        Assets or Liabilities Which                         Three          Within       But Within       After
             Mature or Reprice                              Months        One Year      Five Years    Five Years      Total
        ---------------------------                       ---------      -----------    ----------    ----------      -----
 Cash and Investments  . . . . . . . . . . .               12,500             -0-           -0-           -0-         12,500
 Loans Receivable  . . . . . . . . . . . . .               34,190           1,007         5,690         2,036         42,923

   Total interest-earning assets . . . . . .               46,690           1,007         5,690         2,036         55,423


 Certificates of deposit . . . . . . . . . .               25,624          27,855         4,579           -0-         58,058
 Savings accounts  . . . . . . . . . . . . .               11,443             -0-           -0-           -0-         11,443

   Total interest-bearing liabilities  . . .               37,067          27,855         4,579           -0-         69,501


 Interest rate sensitivity gap . . . . . . .                9,623         (26,848)        1,111         2,036       (14,078)


 Cumulative interest rate sensitivity gap

 Interest rate sensitivity ratio (1) . . . .                 1.26             .04          1.24           -0-            .80
 Cumulative interest rate sensitivity                         .21           (.36)         (.30)         (.25)          (.25)
   gap ratio (2) . . . . . . . . . . . . . .

(1) The interest rate sensitivity gap ratio represents total interest-earning assets divided by total interest-bearing liabilities.

(2) The cumulative interest rate sensitivity gap ratio represents the cumulative interest rate sensitivity gap divided by total interest-earning assets.


EFFECT OF FEDERAL LAWS AND REGULATIONS

         Pacific Thrift's operating results are impacted by Federal laws and regulations.

         For a discussion of certain provisions that impact Pacific Thrift, see
Item 1. "Business -- Supervision and Regulation."

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations of the Partnership and its subsidiaries. Like most mortgage companies and industrial loan companies, nearly all the assets and liabilities of the Partnership and Pacific Thrift are monetary. As a result, interest rates have a greater impact on the Partnership's consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

EFFECT OF NEW ACCOUNTING STANDARDS

         In May 1993, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 changes the accounting treatment afforded fixed maturity investments by segregating fixed maturity securities held by financial institutions into three categories: held to maturity, available for sale, and trading. Securities may be designated as held to maturity only if a company has the positive intent and ability to hold these securities to maturity. An enterprise may not classify a security as held-to-maturity if the enterprise has the intent to hold the security only for an indefinite period. Accounting for securities held to maturity will be unchanged and these securities will continue to be carried at amortized cost. Trading account and available for sale securities are to be carried at fair value (i.e., market value). Unrealized gains and losses on trading account securities are to be charged/credited in the income statement while unrealized gains and losses on available for sale securities (net of applicable deferred taxes) are to be charged/credited directly to stockholders' equity, much the same as the current accounting for equity securities. Transfers between categories are severely restricted. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993 although the Partnership and Pacific Thrift have the option of adopting this standard on December 31, 1993. Retroactive application of SFAS No. 115 is not permitted. The Partnership and Pacific Thrift currently are studying the new standard and planning for its implementation. The Partnership and Pacific Thrift do not expect the implementation of the new standard to have a significant impact on their financial condition or results of operations.

         In May 1993, the FASB also issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 applies to all loans except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or a lower of cost or fair value, leases, and debt securities as defined in SFAS No. 115. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. SFAS No. 114 applies primarily to the Partnership's combined mortgage loan portfolio. The Partnership and Pacific Thrift actively monitor this portfolio and evaluate the net realizable value of any loan which is deemed to be impaired. Net realizable value is assessed based upon current appraised value of the underlying collateral. If carrying value exceeds this estimated realizable value, carrying value is reduced to the estimated realizable value by a charge to earnings. As such, SFAS No. 114 does not represent a material change from the Partnership's and Pacific Thrift's current accounting practices and neither the Partnership nor Pacific Thrift expect implementation of SFAS No. 114 to have any material effect on their reported financial results.

         In November 1992, FASB issued SFAS No. 112, "Accounting for Postemployment Benefits," which requires the accrual of postemployment benefits, such as the continuation of health care benefits and life insurance coverage. SFAS No. 112 is effective for fiscal years beginning after December 15, 1992. Neither the Partnership nor any of its subsidiaries currently offers postemployment benefits to its employees and therefore the implementation of SFAS No. 112 is not expected to have a material effect on the Partnership or its operations. The Partnership does not offer postemployment benefits.

         In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions," which focuses primarily on postretirement health care benefits. SFAS No. 106 will significantly change the prevalent current practice of accounting for postretirement benefits on a cash basis. The Statement requires accrual, during the years that the employee renders the necessary service, of the expected cost of providing postretirement benefits to an employee and the employee's beneficiaries and covered dependents. SFAS No. 106 is effective for fiscal years beginning after December 15, 1992, and adoption is required on a prospective basis. Neither the Partnership nor any of its subsidiaries offers post retirement benefits other than a 401(k) plan (which is not covered by SFAS No. 106) , and the Partnership therefore does not expect the implementation of the new standard to have any impact on its consolidated financial condition or results of operations.

                                    PART III

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a)1-2.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 29, 1993, KPMG Peat Marwick terminated its relationship as independent accountants of the Partnership and its subsidiaries. The consolidated financial statements for the year ended December 31, 1993 were audited by Kenneth Leventhal & Company.

         KPMG Peat Marwick's report for the two years ended December 31, 1992 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. The report for the two years ended December 31, 1992 contained explanatory paragraphs concerning the uncertainties regarding the ultimate outcome of litigation arising in the normal course of the Partnership's business, the financial impact, if any, of any regulatory actions that might be taken by the FDIC in connection with a review of the compliance of Pacific Thrift with the terms of a Memorandum of Understanding with the FDIC, and the financial impact, if any, of any regulatory actions that might be taken by the Department of Housing and Urban Development ("HUD") in connection with a notice of violation sent by HUD regarding certain of Pacific's Title I federally insured loan origination activities. See "Item 1. Business - Supervision and Regulation" and "Item 3. Litigation."

         During the Partnership's two most recent fiscal years and subsequent interim period through the date of KPMG Peat Marwick's termination, there was one disagreement between the Partnership and its independent auditor with respect to the amount of the allowance for loan losses which should be recorded by the Partnership for the year ended December 31, 1992. The disagreement with the independent auditor was resolved by the Partnership's increase in the allowance for loan losses, as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

         On September 15, 1993, the Partnership engaged Kenneth Leventhal & Company, a nationally recognized accounting firm, as its independent certified public accountants to audit the Partnership's financial statements. The Partnership did not, at any time prior to engaging Kenneth Leventhal & Company, consult it regarding the application of accounting principles to a specified transaction; the type of audit opinion that might be rendered on the Partnership's financial statements; any matter that was the subject of a disagreement with the Partnership's former independent accountant; or any reportable event.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The managing officers (the "Managing Officers") of the Partnership are Joel R. Schultz, Norman A. Markiewicz, Richard B. Fremed, Richard D. Young and Charles J. Siegel. The Partnership is managed, and its investment decisions are made, by the Managing Officers, who are directly responsible to the General Partner. The General Partner, as a limited partnership, is controlled and managed by its general partner, Presidential Services Corporation ("PSC").

         The Managing Officers are required to devote only so much of their time to the Partnership's affairs as is necessary or required for the effective conduct and operation of the Partnership's business. The Managing Officers currently devote all of their time to the Partnership and its subsidiaries, but may participate in other ventures in the future.

         Messrs. Schultz and Markiewicz are employed by the Partnership under written employment agreements automatically renewable for successive one year terms unless terminated by either party. Messrs. Fremed, Young and Siegel provide services to the Partnership, but do not receive any direct compensation from the Partnership. Messrs. Schultz, Fremed and Markiewicz are salaried employees of the General Partner, and Messrs. Young and

Siegel are salaried employees of Pacific Thrift. Following is a summary of their respective backgrounds and experience.

         Joel R. Schultz, age 58, has had substantial experience in the lending business over the past 18 years, primarily as a managing officer of a former affiliate of the Partnership licensed as an industrial loan company from 1974 to 1986, when the affiliate's operations were merged with a third party. In addition, Mr. Schultz has been Chief Managing Officer of the Partnership since its formation in 1981. He is an attorney at law licensed to practice by the State Bar of California, a certified public accountant, a California licensed real estate broker and a qualified securities broker dealer principal. Mr. Schultz has been President and a director of PSC since 1986. Mr. Schultz has been Chief Executive Officer of the Partnership since 1981. Mr. Schultz was President and Chief Executive Officer of Pacific Thrift from 1988 to September 1993, when a new President and Chief Operating Officer was appointed at Pacific Thrift. He has remained Chief Executive Officer and a director of Pacific Thrift from 1988 to the present.

         Mr. Richard D. Young, age 55, was President and Chief Executive Officer of Topa Thrift and Loan from 1983 to 1993. He was also President of the Thrift Guaranty Corporation, the California corporation which guaranteed accounts issued by all California thrift and loan companies, from 1984 to 1988. He has also been a director of the Thrift Guaranty Corporation from 1983 to 1988 and from 1989 to the present. Mr. Young was named President of Pacific Thrift in November 1993 and Chief Operating Officer of the Partnership in May 1994. Mr. Young is currently the Vice President and Chair of the regulatory and legislative committees of the California Association of Thrift and Loans ("CATL").

         Mr. Charles J. Siegel, age 45, was Chief Financial Officer of Topa Thrift and Loan from 1983 to 1993. He was named Chief Financial Officer of Pacific Thrift in December 1993, Assistant Secretary of Pacific Thrift in October 1994, and Chief Financial Officer of the Partnership in May 1994. Mr. Siegel has over 22 years' experience in auditing and accounting, including 17 years in financial institutions' accounting, and is a certified public accountant. He received a B.S. degree in accounting from Syracuse University in 1972.

         Mr. Norman A. Markiewicz, age 47 has had substantial experience in the lending business for the past 21 years and has been a senior officer of the Partnership since its formation in 1981. He became associated with a former affiliate of the Partnership in 1974, initially as a branch manager and, after several promotions, as Executive Vice President/Chief Operating Officer until 1986, when the affiliate's operations were merged with a third party. Mr. Markiewicz was Chief Operating Officer of the Partnership from 1981 to May 2, 1994. Mr. Markiewicz has been Chief Operating Officer, Executive Vice President and a director of PSC since 1986. Mr. Markiewicz was Executive Vice President and Chief Operating Officer of Pacific from 1988 to September 1993. He has remained Executive Vice President and a director and of Pacific Thrift from 1988 to the present.

         Mr. Richard B. Fremed, age 52, has been employed by financial institutions for more than 26 years and has been a senior officer of the Partnership since its formation in 1981. He received a B.S. degree in Accounting from California State University at Northridge in 1965. He is also a California licensed real estate salesperson and a qualified securities broker dealer principal. He began his employment with a former affiliate of the Partnership in 1978, initially as Controller and, after several promotions, as a Senior Vice President, Chief Financial and Accounting Officer and Corporate Secretary, until 1986 when the affiliate's operations were merged with a third party. Mr. Fremed was Chief Financial Officer of the Partnership from 1981 to May 2, 1994. Mr. Fremed has been Senior Vice President, Treasurer, Chief Financial Officer and a director of PSC since 1986. He was Chief Financial Officer of Pacific Thrift from 1988 to December 1993. Mr. Fremed is now Secretary and Treasurer of Pacific Thrift. In addition, Mr. Fremed has been a director of Pacific Thrift from 1988 to the present.

         The sole shareholders of PSC, the general partner of the General Partner of the Partnership, are Joel R. Schultz and John DeRosa, each of whom own 50% of the outstanding stock of PSC. Messrs. Schultz and DeRosa have entered into a shareholder's agreement providing that Mr. Schultz shall have sole voting control over the day-to-day management decisions of PSC for so long as the General Partner meets certain minimum profit distribution levels to its limited partners. At any time that the General Partner fails to meet such minimum profit distribution levels for two or more consecutive quarters, Mr. DeRosa may elect to assume sole voting control over the day-to-day management decisions of PSC. However, Mr. Schultz would be entitled to reclaim sole voting control over the day-to-day management decisions at any time that the General Partner resumed payment of the minimum profit distribution levels for at least two consecutive calendar quarters. Upon the death or disability of either Mr. Schultz or Mr. DeRosa, the remaining shareholder of PSC would assume sole voting control over all matters concerning PSC. An amendment to the agreement was entered in August 1993 providing that Mr. DeRosa would not exercise his proxy for so long as Mr. Schultz was a personal guarantor of the Partnership's bank debt. The background and experience of Mr. DeRosa is summarized below.

         John A. DeRosa, age 49 is a Certified Financial Planner and a Vice President of Kidder Peabody & Co., Inc. (Mr. DeRosa is not active in the management of the Partnership or its affiliates; his ownership interest and participation in PSC, the General Partner and the Partnership are personal business ventures, wholly independent of his association with Kidder Peabody & Co., and Kidder Peabody & Co. is in no way associated or involved in the business or affairs of PSC, the General Partner or the Partnership.) He began his securities and personal financial planning career in 1970 with Eastman Dillon Union Securities (now a part of Paine Webber), initially as an account executive and, after two promotions, as a Vice President. In January 1981, he became a Vice President of Kidder, Peabody & Co., Inc. Mr. DeRosa received a B.S. degree from the University of Southern California. He became an insurance broker in 1972 and a Certified Financial Planner in 1979. He has served as an arbitrator with the Board of Arbitrators of the National Association of Securities Dealers, Inc. ("NASD") for four years. He is a member of The Founders of the Los Angeles Music Center, life member of The Associates, Cardinal & Gold, and Spirit of Troy and member of The Committee for the University of Southern California.

         Following are the names of the officers and directors of PSC, all of whom have held such positions since 1986. The directors of PSC hold office for terms of one year or until their successors are elected and qualified and the officers are appointed to serve at the will of the board of directors.


         Joel R. Schultz          President and a Director

         Norman A. Markiewicz     Executive Vice President and a Director

         Richard B. Fremed        Senior Vice President, Chief Financial
                                  Officer, Secretary, and a Director


ITEM 11.  EXECUTIVE COMPENSATION

         Two of the Managing Officers of the Partnership, Mr. Schultz and Mr. Markiewicz, received direct annual salaries from the Partnership of $20,000 and $10,000, respectively, in 1993 for services rendered in 1992. No salaries were paid directly by the Partnership in 1995, 1994 or 1993 for services rendered from 1993 through 1995 under the terms of the employment agreements with Messrs. Schultz and Markiewicz. With that exception, the Managing Officers received no compensation directly from the Partnership for the three years ended December 31, 1994. Substantially all of the compensation paid to Messrs. Schultz, Markiewicz and Fremed was paid by the General Partner. Messrs. Young and Siegel received all of their compensation from Pacific Thrift.

         The Partnership pays the General Partner an annual management fee determined annually based on a sliding scale formula depending upon the annual rates of return allocated to each Class of Limited Partners and the General Partner, but not less than 10% of the total annual net profits of the Partnership. No management fees were paid in 1994 or 1993. For year ended 1992, management fees of $214,998 were paid to the General Partner. Up to 25% of the management fee payable to the General Partner is subordinated to the Limited Partners' receipt of their specified initial returns as provided in the Partnership Agreement.

         The Partnership also pays the General Partner a base fee for the supervision services of the Managing Officers. In addition, the Partnership reimburses the General Partner for employee salaries and related expenses for each employee who devotes a portion of such employee's time to the business of the Partnership and who does not own more than a 1% interest in the General Partner. These fees and reimbursements are described in greater detail in "Item
13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The General Partner and the other persons identified in the following table are the only security holders of the Partnership known by management to beneficially own, directly or indirectly, Capital Contributions in excess of five percent of the total Capital Contributions of the Class A, Class B, Class C, Class D and Class E Limited Partners, separately as a class or in the aggregate, as of March 31, 1995. The General Partner owns no Class C Units and no individual owns in excess of five percent of the Capital Contributions of the Class C, D or E Limited Partners. The Managing Officers do not own any direct interest in the Partnership, but each of them owns an interest in the General Partner. All holders shown below have sole voting and investment power as to the Units they own. The business address of the General Partner is 21031 Ventura Boulevard, Woodland Hills, California 91364.

                                                                                  Amount of
                        Name of                         Beneficial                  Percent
Title of Class          Beneficial Owner                 Ownership                 of Class
- --------------          ----------------                ----------                ---------

Class A Units           The General Partner             $1,469,375                    84.1%
Class B Units           The General Partner                311,000                    10.8%
Class D Units           The General Partner                 50,000                     .41%
Class E Units           The General Partner                 30,000                     .28%
                                                        ----------                    ----
Total Units             The General Partner             $1,860,375                    4.57%
                                                        ==========                    ====
(All classes)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT FEES

        Pursuant to the Partnership Agreement, the General Partner earns its management fees based upon the amount of Net Profits allocated to each class of Partners of the Partnership. The General Partner receives as a draw against management fees an amount equal to 10% of the net pre-tax profits earned by the Partnership each quarter. To the extent that this draw results in an overpayment of management fees at the end of the year, the General Partner is required to repay the excess amount paid within 30 days.

        In 1991, the General Partner received an overpayment of the management fee of $274,000 due to increases in the provision for loan losses and accounting adjustments for a change in the method for determination of deferrable loan origination costs. In addition, the General Partner determined voluntarily to reduce the management fee by an additional $553,000, which allowed the Partnership to make distributions of Net Profits equal to the initial allocation rates of each class of Partners. The General Partner, therefore, repaid a total of $827,000 to the Partnership in 1992 under a one-year note to the Partnership.

        In 1992, the General Partner received an overpayment of the management fee of $441,002 due to increases in the provision for Partnership loan losses. The overpayment was repaid with interest at the NatWest prime rate plus 1% from December 31, 1992 until full repayment on May 13, 1994.

        In 1993, the General Partner received management fees of $440,530 in the first and second calendar quarters, which is required to be repaid as a result of the Partnership's net loss for 1993. As a result, the General Partner delivered a promissory note to the Partnership for the balance owed, payable in four equal quarterly principal installments commencing December 20, 1994. As of December 31, 1994, the General Partner owed $330,000 on this note. No interest was paid or accrued for 1993. However, interest at the NatWest prime rate plus 1% will be accrued from January 1, 1994, until this note is fully repaid.

        The General Partner received no management fees in 1994.

SUPERVISION FEES AND PERSONNEL REIMBURSEMENTS

        The Partnership pays fees to the General Partner for supervision and oversight of the lending and general business operations of the Company, up to a maximum of 35% of the loan origination fee paid by the borrower of each loan originated by the Partnership and Pacific Thrift (the "Base Fee"), plus 3/8ths of 1% annually on the principal balance of each loan with an initial maturity of over three years.

        For the years ended December 31, 1994, 1993 and 1992, the General Partner received supervision fees of $805,000, $845,508 and $1,432,139 from the Partnership. The General Partner voluntarily reduced the amount of the base fee for personnel services from 35% to 30% in 1993, which reduced the amount of fees which otherwise would have been payable to the General Partner by $111,431.


        The Partnership reimburses the General Partner for the employee salaries and related expenses of each of the employees of the General Partner who devote 100% of their time to the business of the Partnership and who do not own more than a 1% interest in the General Partner. There was an average of 135 full time employees and one part time employee of the General Partner who met these criteria in 1993, for which the Partnership reimbursed the General Partner a total of $5,183,922, compared with $4,907,403 in 1992.

        Effective January 1, 1994, in response to the demand of the FDIC, the General Partner transferred all of its employees who worked for Pacific Thrift directly to Pacific Thrift's payroll. The General Partner still provides employees to the Partnership, Consolidated and Lenders, and the General Partner receives reimbursement for the salaries and benefits of those employees. For the year ended December 31, 1994, the Partnership, Consolidated and Lenders reimbursed the General Partner a total of $90,000.

MANAGING OFFICERS' EMPLOYMENT AGREEMENTS

        Two of the Managing Officers, Joel R. Schultz and Norman A. Markiewicz, are under employment agreements with the Partnership originally entered into on May 9, 1984. The employment agreement with Mr. Schultz provides that he will serve as Chief Managing Officer of the Partnership for an initial term of three years, which term shall be automatically extended for successive one year terms thereafter unless either party notifies the other that he or it does not wish to extend the agreement. Mr. Schultz receives incentive compensation from the Partnership calculated annually as 2% of the net income of the Partnership, up to a maximum of $40,000 per year. Mr. Markiewicz serves as Chief Operating Officer of the Partnership under an employment agreement on substantially the same terms as Mr. Schultz, and receives incentive compensation from the Partnership calculated annually as 1% of the net income of the Partnership, up to a maximum of $20,000 per year. Fifty percent of the total incentive compensation payable to each of the Managing Officers is subject to the Partnership's earning annual net income equal to at least 70% of the prior years' net income. For the year ended December 31, 1994, Messrs. Schultz and Markiewicz received no compensation under these agreements. For the years ended December 31, 1993 and 1992, Messrs. Schultz and Markiewicz received $30,000 and $30,000, respectively.

TRUSTEE AND FORECLOSURE SERVICES

        Effective July 1, 1990, the Partnership purchased Consolidated from the General Partner, for a total purchase price of $908,000, which was determined on the basis of an independent appraisal of the fair market value of Consolidated. The purchase price was paid $458,000 in cash and $450,000 by delivery of a promissory note to the General Partner payable on February 15, 1991, bearing interest at the Bank of America, NT & SA, reference rate. The note was repaid in full at maturity. In addition, the Partnership has agreed to pay to the General Partner an additional amount annually for five years, to be calculated as 50% of the total annual net profits earned by Consolidated in excess of $465,396 (the "Base Profit Amount"). Consolidated's net profits have exceeded the Base Profit Amount every year since 1990. In 1994, 1993 and 1992, the Partnership paid the General Partner $224,000, $465,551 and $514,924 pursuant to this provision. The General Partner has guaranteed that Consolidated shall earn annual net profits at least equal to the Base Profit Amount for 1990 through 1995. The guaranteed income level has been exceeded from 1990 through 1994. For the years ended December 31, 1994, 1993 and 1992, net income of $907,000, $1,396,000 and $1,436,000, from the combined operations of Consolidated and Lenders, respectively, is included in the Partnership's income.

LOAN ACCOUNT SERVICES

        Joel R. Schultz provides legal services in connection with the Partnership's loan accounts (excluding home improvement loans), for which he receives $100 from the fees paid by each borrower for legal services related to loan origination. Total fees of $62,000, $56,400 and $64,400 were paid to Mr. Schultz for the years ended December 31, 1994, 1993 and 1992.

PURCHASE OF EQUIPMENT

        In 1990, the General Partner purchased certain computer equipment and software from the Partnership at its net book value of $369,225, which was at least equal to the fair market value of such assets. The Partnership received a note from the General Partner, payable in increments of $11,000 per month plus accrued interest at the Bank of America prime rate. The note was fully repaid as of September 31, 1993.

        Effective December 31, 1993, Pacific Thrift purchased certain computer equipment, software and office furniture and equipment from the General Partner and the Partnership in connection with its obligations to discontinue fee arrangements with affiliates under the Cease and Desist Order issued by the FDIC dated November 10, 1993. The value of the computer equipment and software (which included upgrades and enhancements added since 1990) was determined by an independent appraisal. The value of the office furniture and equipment was based on estimates received from furniture and office equipment dealers to replace the furniture and office equipment, less a 10% discount. Pacific Thrift paid $547,500 to the General Partner and $497,000 to the Partnership in connection with these purchases. As a result of a revaluation and reallocation of the software purchased by Pacific, the purchase price of the software was reduced by a total of $349,407. The General Partner repaid $176,793 of this amount to Pacific Thrift on June 30, 1994, and the remaining $172,614 was repaid under a one-year promissory note fully paid by June 15, 1995.

GENERAL PARTNER CAPITAL NOTE

        As of December 31, 1992, after adjustments in the Partnership's allowance for loan losses, the General Partner determined that the Partnership had made distributions to the Partners in excess of Net Profits earned by the Partnership in 1992 of $1,730,385. Such distributions constituted a return of capital to the Partners. To make up for this unintended distribution of capital of the Partnership, the General Partner voluntarily contributed a note (the "Capital Note") to the Partnership, dated May 15, 1993. The Capital Note bears interest at a rate equal to 1% above the NatWest prime rate. Payments made under the Capital Note are added to the capital of the Partnership. As of February 28, 1994, the General Partner had made payments of $266,213 plus accrued interest under the Capital Note.

        The General Partner's obligation to pay the Capital Note is conditioned upon the continuing operation of the Partnership at a level which generates loan origination fees (from which the General Partner receives fees with which to pay the Note) equal to at least $2.5 million per year for each of the years ending December 31, 1994 and 1995, and at least $1.55 million for the period from January 1 to August 15, 1996. The General Partner has not made any installment payments since January 1994, because the loan origination condition has not been met by the Partnership. The General Partner has committed to resume payment of the Capital Note at such time as loan origination fees reach $2.5 million per year, although there can be no assurance that this condition will be met, or that any further payments will be made on the capital note.

GENERAL PARTNER LOAN TO THE PARTNERSHIP

        In order to facilitate an extension of the Loan Agreement with the Bank, the General Partner made an unsecured loan to the Partnership of $600,000 on May 15, 1992, which accrues interest at the Bank's prime rate. The loan may not be repaid without the consent of the Bank.

PERSONAL GUARANTY OF PARTNERSHIP DEBT BY MANAGING OFFICERS

       Messrs. Joel R. Schultz, Norman A. Markiewicz and Richard B. Fremed have personally guaranteed the collectability of the Partnership's bank debt.

CONSULTING AGREEMENT WITH DIRECTOR OF PACIFIC THRIFT

        Effective August 31, 1992, Pacific Thrift and the Partnership entered into an Advisory Agreement with Ermyas Amelga, a director of Pacific Thrift which was amended under the terms of a restated Advisory Agreement dated December 28, 1993. Under the current agreement, Mr. Amelga has been retained to provide financial advisory services in connection with: (i) the establishment of a $75 million securitization program with Aames Capital Corporation; and (ii) an offering of debt or equity securities. The agreement terminated on June 30, 1994. Mr. Amelga received compensation of $125 per hour, provided that monthly billings relating to any transaction other than the Aames securitization are limited to no more than $7,500 per month. In addition, Mr. Amelga received incentive fees equal to the following amounts: for the Aames securitization, .50% of the first $5 million of loans sold, .25% of the next $10 million loans sold; .30% of the next $35 million loans sold; and .35% of the next $25 million loans sold. In addition, Mr. Amelga is entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with the performance of his services under the agreement. Mr. Amelga received $111,000, $84,148 and $18,324 in compensation under the Advisory Agreement in 1994, 1993 and 1992, respectively.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1.-2. Financial Statements and Schedules required to be filed hereunder are indexed on page 54 hereof.

                 3. The exhibits required to be filed hereunder are indexed on page S-1 hereof. All such exhibits except Exhibits 10.7 and 22.1 are incorporated by reference to other previously filed documents referred to in the index. Exhibits 10.7 and 22.1 are included herewith.

        (b) The Partnership filed no Reports on Form 8-K during the last quarter of 1994.

                           INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Presidential Mortgage Company

         Successor Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .               F-1

         Predecessor Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .               F-3

         Consolidated Balance Sheets as of
                 December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . .               F-5

         Consolidated Statements of Operations for the
                 years ended December 31, 1994, 1993
                 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               F-6

         Consolidated Statements of Changes in Partners'
                 Capital for the years ended
                 December 31, 1994, 1993, and 1992  . . . . . . . . . . . . . . . . . . . .               F-7

         Consolidated Statements of Cash Flows
                 for the years ended
                 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . .               F-8

         Notes to Consolidated Financial Statements
                 for the years ended December 31, 1994,
                 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              F-11

         Schedule II - Amounts Receivable From Related
                 Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              F-46

         Schedule IX - Short Term Borrowings  . . . . . . . . . . . . . . . . . . . . . . .              F-47

                          Independent Auditors' Report

       To the Partners
       Presidential Mortgage Company

       We have audited the accompanying consolidated balance sheets of Presidential Mortgage Company (the Partnership) and subsidiaries (collectively, the Company) as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Mortgage Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

       Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in Schedules I and II is presented for the purpose of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information in Schedules I and II has been subjected to the auditing procedures applied to the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered losses from nonperforming loans that, combined with other factors, resulted in significant recurring losses from operations. As discussed in Note 7, the Partnership is subject to substantial debt service and other requirements of the note payable to its lender. As discussed in Notes 19 and 20, at October 31, 1994, the Partnership's wholly owned subsidiary, Pacific Thrift and Loan Company (Pacific Thrift), was considered to be "critically undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit

       Presidential Mortgage Company
       Page 2

       Insurance Corporation Improvement Act of 1991 because its tangible and leverage capital ratios fell below 2%. As a result of such designation, Pacific Thrift was subject to severe restrictions on its activities. At December 31, 1994, Pacific Thrift was no longer considered to be "critically undercapitalized," but still did not meet the minimum capital requirements to be considered "adequately capitalized" by the Federal Deposit Insurance Corporation (FDIC). Also at December 31, 1994, Pacific Thrift had a deficiency in its net worth, based on requirements of the California Financial Code and the California Department of Corporations
       (DOC). As a result of its capital designation, Pacific Thrift was required to submit a capital restoration plan, including a guarantee by the Partnership, to the FDIC. In addition, Pacific Thrift consented to a new comprehensive Order to Cease and Desist (the new C&D) by the FDIC and DOC. The new C&D requires that Pacific Thrift take various actions, including significantly increasing its leverage capital ratio to 8% by September 30, 1995. Failure to implement the capital restoration plan and meet the capital requirements of the new C&D would expose Pacific Thrift to various regulatory actions, including the risk of regulatory takeover. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans regarding these matters are discussed in Notes 1 and 20.

       Note 12 indicates management's description of certain litigation in which allegations of securities fraud and aiding and abetting in the breach of fiduciary duty have been made against the Partnership and its Chief Executive Officer (CEO) by investors in companies affiliated with the Partnership until 1984. Management denies these allegations, states that they are without merit, and represents that any claims are barred by applicable statutes of limitation. Counsel for both the Partnership and CEO have stated that they are unable to provide an opinion as to the outcome of the litigation.

       The accompanying consolidated financial statements do not include any provisions or adjustments which might result from the outcome of the uncertainties discussed above.

                                                               ERNST & YOUNG LLP

       April 7, 1995,
       except as to Note 20 to the
       consolidated financial statements,
       which is as of May 30, 1995

KPMG PEAT MARWICK LLP

                   725 South Figueroa Street
                   Los Angeles, CA 90017

                          INDEPENDENT AUDITORS' REPORT

The General Partner
Presidential Mortgage Company:

We have audited the accompanying consolidated statements of operations, changes in partners' capital and cash flows of Presidential Mortgage Company (a California limited partnership) and subsidiaries for the year ended December 31, 1992. In connection with our audit of such consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index for the year ended December 31, 1992. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Presidential Mortgage Company and subsidiaries for the year ended December 31, 1992 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 13 to the consolidated financial statements, the Partnership is involved in litigation arising in the normal course of business. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

As discussed in note 19 to the consolidated financial statements, the Partnership's wholly owned subsidiary, Pacific Thrift and Loan Company (Pacific Thrift), has entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation (FDIC) and the California Department of Corporations (DOC). Pacific Thrift is in violation of one of the terms of the MOU. In addition, subsequent to December 31, 1992, Pacific Thrift made certain payments to the Partnership in excess of amounts authorized under a Personnel Services Agreement. The FDIC and the DOC have been advised of the overpayments, and the FDIC has advised Pacific Thrift that it will review the matter in the course of its regularly scheduled annual field examination and determine if Pacific Thrift is in compliance with the MOU and applicable regulatory requirements at that time. Also, as discussed in note 19 to the consolidated financial statements, Pacific thrift has been notified by the Department of Housing and Urban Development (HUD) that it intends to seek civil money penalties and is considering an administrative action against Pacific Thrift relating to certain alleged violations identified during its recent examination of Title I loan origination activities. At this time, the financial impact, if any, on Pacific Thrift and ultimately the Partnership, of any regulatory actions that may be taken in connection with the matters discussed in this paragraph cannot be determined. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           KPMG PEAT MARWICK LLP

March 31, 1993, except as to notes 7 and 19 to the consolidated financial statements, which are as of May 27, 1993.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1994 and 1993

                                                                                 1994                 1993
                                                                           ----------------     ----------------
                                     ASSETS

CASH AND CASH EQUIVALENTS - Note 2C                                        $     19,628,000     $     13,220,000

ACCOUNTS RECEIVABLE                                                               5,071,000            3,340,000

ACCRUED INTEREST RECEIVABLE                                                       1,125,000            2,091,000

LOANS RECEIVABLE - Notes 2D, 2E, and 3                                           53,045,000           84,183,000

LOANS HELD FOR SALE - Notes 2F and 3                                             12,011,000              572,000

RECEIVABLE FROM RELATED PARTY - Notes 9 and 10                                      478,000              794,000

EXCESS YIELD RECEIVABLE - Notes 2G and 3                                            888,000              895,000

OTHER REAL ESTATE - Notes 2H and 4                                                7,621,000            6,003,000

PROPERTY AND EQUIPMENT - Notes 2I and 5                                           1,322,000            1,215,000

GOODWILL - Notes 2J and 11                                                        1,749,000            1,622,000

OTHER ASSETS                                                                        809,000              389,000
                                                                           ----------------     ----------------

                                                                           $    103,747,000     $    114,324,000
                                                                           ================     ================

         LIABILITIES AND PARTNERS' CAPITAL

THRIFT CERTIFICATES PAYABLE - Note 6
   Full-paid certificates                                                  $     58,058,000     $     41,417,000
   Installment certificates                                                      11,443,000           21,004,000
                                                                           ----------------     ----------------

         Total thrift certificates payable                                       69,501,000           62,421,000


ACCOUNTS PAYABLE AND
   ACCRUED EXPENSES                                                               4,471,000            4,508,000

ACCRUED INTEREST PAYABLE                                                            405,000              182,000

PAYABLE TO RELATED PARTY - Note 10                                                  134,000              576,000

MORTGAGE NOTES PAYABLE - Note 4                                                   2,313,000            1,778,000

NOTE PAYABLE - Note 7                                                            14,778,000           23,200,000

NOTE PAYABLE TO RELATED PARTY - Note 7                                              600,000              600,000

PARTNERSHIP WITHDRAWALS PAYABLE - Note 15                                         1,120,000            1,120,000
                                                                           ----------------     ----------------

            Total liabilities                                                    93,322,000           94,385,000
                                                                           ----------------     ----------------




COMMITMENTS AND CONTINGENCIES -
   Notes 12, 13, 19, and 20                                                               -                    -

PARTNERS' CAPITAL                                                                10,425,000           19,939,000
                                                                           ----------------     ----------------

                                                                           $    103,747,000     $    114,324,000
                                                                           ================     ================




       See notes to the consolidated financial statements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years Ended December 31, 1994, 1993, and 1992

                                                                                       1994            1993            1992
                                                                                   ------------    ------------    ------------
INTEREST INCOME
  Loans receivable - Notes 2D, 2E, and 3                                           $ 11,003,000    $ 14,209,000    $ 16,789,000
  Deposits with financial institutions                                                  401,000           3,000          38,000
                                                                                   ------------    ------------    ------------

        Total interest income                                                        11,404,000      14,212,000      16,827,000
                                                                                   ------------    ------------    ------------
INTEREST EXPENSE
  Thrift certificates greater than $100,000                                              28,000         304,000         308,000
  Other thrift certificates                                                           2,917,000       2,917,000       2,689,000
  Notes payable                                                                       1,982,000       2,497,000       3,728,000
                                                                                   ------------    ------------    ------------
        Total interest expense                                                        4,927,000       5,718,000       6,725,000
                                                                                   ------------    ------------    ------------
        Net interest income                                                           6,477,000       8,494,000      10,102,000

PROVISION FOR LOAN LOSSES -
  Notes 2D, 2E, and 3                                                                 6,096,000       4,655,000       3,888,000
                                                                                   ------------    ------------    ------------
        Net interest income after
           provision for loan losses                                                    381,000       3,839,000       6,214,000
                                                                                   ------------    ------------    ------------
NONINTEREST INCOME
  Trustee and reconveyance fees                                                       3,344,000       3,781,000       3,107,000
  Other income                                                                        1,712,000       1,381,000       1,819,000
  Gain on sale of loans                                                                 946,000         143,000         390,000
                                                                                   ------------    ------------    ------------
        Total noninterest income                                                      6,002,000       5,305,000       5,316,000
                                                                                   ------------    ------------    ------------

NONINTEREST EXPENSE
  Salaries and employee benefits - Note 10                                            6,493,000       5,064,000       3,093,000
  General and administrative - Note 10                                                7,090,000       5,491,000       5,353,000
  Related party fees - Notes 9 and 10                                                   805,000         847,000       1,647,000
  Operations of other real estate - Note 4                                              732,000       3,307,000       1,014,000
  Depreciation and amortization                                                         776,000         303,000         274,000
                                                                                   ------------    ------------    ------------
        Total noninterest expense                                                    15,896,000      15,012,000      11,381,000
                                                                                   ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                                                    (9,513,000)     (5,868,000)        149,000

INCOME TAXES - Notes 2K and 8                                                             1,000           1,000           1,000
                                                                                   ------------    ------------    ------------
NET INCOME (LOSS)                                                                  $ (9,514,000)   $ (5,869,000)   $    148,000
                                                                                   ============    ============    ============


See notes to the consolidated financial statements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Consolidated Statements of Changes in Partners' Capital

                  Years Ended December 31, 1994, 1993, and 1992

CAPITAL - December 31, 1991                                                                                 $ 36,706,000

CONTRIBUTIONS                                                                                                     74,000

DISTRIBUTIONS                                                                                                 (4,610,000)

WITHDRAWALS                                                                                                   (3,488,000)

NET INCOME - 1992                                                                                                148,000
                                                                                                            ------------

CAPITAL - December 31, 1992                                                                                   28,830,000

CONTRIBUTIONS                                                                                                    301,000

DISTRIBUTIONS                                                                                                 (1,943,000)

WITHDRAWALS                                                                                                   (1,380,000)

NET LOSS - 1993                                                                                               (5,869,000)
                                                                                                            ------------

CAPITAL - December 31, 1993                                                                                   19,939,000

CONTRIBUTIONS                                                                                                       --

DISTRIBUTIONS                                                                                                       --

WITHDRAWALS                                                                                                         --

NET LOSS - 1994                                                                                               (9,514,000)
                                                                                                            ------------

CAPITAL - December 31, 1994                                                                                 $ 10,425,000
                                                                                                            ============


See notes to the consolidated financial statements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1994, 1993, and 1992


                                                     1994            1993            1992
                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
     Net (loss) income                           $ (9,514,000)   $ (5,869,000)   $    148,000
     Adjustments to reconcile net (loss)
        income to net cash (used in) provided
        by operating activities
           Provision for loan losses                6,096,000       4,655,000       3,888,000
           Provision for losses on other
              real estate                             202,000       1,069,000         572,000
           Net (gain) on sale of other
              real estate                            (625,000)       (345,000)       (295,000)
           Proceeds from sale of loans             29,315,000       4,252,000       8,889,000
           Originations of loans held for sale    (41,055,000)     (6,320,000)    (11,914,000)
           Depreciation and amortization              776,000         303,000         274,000
     Net change in assets and liabilities
        Accounts receivable                        (1,731,000)       (359,000)     (1,314,000)
        Accrued interest receivable                   966,000         122,000       1,081,000
        Receivable from related party                 316,000        (411,000)           --
        Excess yield receivable                         7,000         117,000        (184,000)
        Goodwill                                     (127,000)       (309,000)       (627,000)
        Other assets                                 (420,000)        (79,000)        120,000
        Payable to related party                     (442,000)        576,000            --
        Accounts payable, accrued expenses,
           and accrued interest payable               186,000       2,200,000         655,000
                                                 ------------    ------------    ------------
              Net cash (used in) provided by
                 operating activities             (16,050,000)       (398,000)      1,293,000
                                                 ------------    ------------    ------------


See notes to the consolidated financial statements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                  Years Ended December 31, 1994, 1993, and 1992


                                                   1994            1993            1992
                                               ------------    ------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
     Proceeds from sale of loans                 28,402,000      25,884,000      26,937,000
     Increase in loans receivable               (10,249,000)    (16,069,000)     (9,179,000)
     Proceeds from sale of other real estate      5,994,000       7,001,000       2,125,000
     Mortgages assumed (repaid) in
        connection with other real estate           536,000        (730,000)     (1,862,000)
     Purchase of property and equipment            (883,000)       (853,000)        (86,000)
                                               ------------    ------------    ------------
           Net cash (used in) provided by
              investing activities               23,800,000      15,233,000      17,935,000
                                               ------------    ------------    ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES
     Net increase in thrift certificates          7,080,000      11,860,000      11,606,000
     Paydowns of note payable                    (8,422,000)    (10,200,000)    (24,150,000)
     Proceeds from issuance of
        partnership shares                             --            35,000          74,000
     Capital contribution from
        general partner                                --           266,000            --
     Distributions to partners                         --        (1,943,000)     (4,610,000)
     Withdrawals of partnership shares                 --        (2,086,000)     (2,557,000)
                                               ------------    ------------    ------------
           Net cash used in financing
              activities                         (1,342,000)     (2,068,000)    (19,637,000)
                                               ------------    ------------    ------------
           Net increase (decrease) in cash
              and cash equivalents                6,408,000      12,767,000        (409,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                              13,220,000         453,000         862,000
                                               ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                  $ 19,628,000    $ 13,220,000    $    453,000
                                               ============    ============    ============


See notes to the consolidated financial statements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Continued)

                  Years Ended December 31, 1994, 1993, and 1992

                                                 1994         1993         1992
                                              ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the year for
        Interest                              $4,704,000   $5,838,000   $6,544,000
        State franchise taxes                      1,000        1,000        1,000

SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING AND
  FINANCING ACTIVITIES
     Loans transferred to other real estate   $7,542,000   $7,270,000   $7,443,000
     Mortgages payable assumed in
        connection with other real estate      2,499,000    3,289,000    2,507,000
     Loans to facilitate sales of other
        real estate                              898,000    3,344,000    4,129,000



See notes to the consolidated financial statements.

                        PRESIDENTIAL MORTGAGE COMPANY
                      (A CALIFORNIA LIMITED PARTNERSHIP)
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1994 and 1993

NOTE 1 - GENERAL

         Organization

         Presidential Mortgage Company is a California limited partnership whose principal purpose is to make loans secured by real estate. In these financial statements, "the Partnership" refers to Presidential Mortgage Company itself and "the Company" refers to Presidential Mortgage Company and its subsidiaries.

         The Partnership's general partner, Presidential Management Company, is a California limited partnership. Presidential Management Company's general partner, Presidential Services Corporation, is a California corporation owned by Joel R. Schultz and John A. DeRosa.

         The Partnership's limited partners consist of approximately 2,500 individuals and entities in classes A, B, C, D, and E. The differences between the various classes primarily relate to the different offering dates and unit prices as well as profit priorities and percentages. In addition, certain partners have elected to reinvest their distributions in Distribution Reinvestment Plan (DRP) Units.

         In 1988, Pacific Thrift and Loan Company (Pacific Thrift), a California corporation, was formed as a wholly owned subsidiary of the Partnership. Pacific Thrift conducts business under the California Industrial Loan Law and makes loans secured by real estate.

         Pacific Thrift issues certificates to investors that are redeemable at maturity at the option of investors, although penalties for early withdrawal may be assessed. The California Industrial Loan Law maintains provisions governing the amount of thrift certificates that may be issued, the amount of funds that may be borrowed, and the types of loans that may be made. During 1988, the Federal Deposit Insurance Corporation approved Pacific Thrift for deposit insurance coverage. Accordingly, Pacific Thrift is subject to annual assessments by the FDIC.

         In 1990, the Partnership purchased 100% of the limited partnership interests (which constitutes 99% of all partnership interests) of Consolidated Reconveyance Company (CRC) and Lenders Posting and Publishing Company (LPPC). These entities provide trustee and related foreclosure services to the Partnership, Pacific Thrift, and unaffiliated lenders. Both CRC and LPPC were purchased from the Partnership's general partner.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - GENERAL (CONTINUED)

         Partnership Agreement

         The Partnership is governed by the Fifth Amended and Restated Certificate and Agreement of Limited Partnership entered into as of September 1989, as amended by the First Amendment, dated as of May 1993, and the Second Amendment, dated as of January 1, 1994. The First Amendment provides for a special allocation of loss to the general partner and income to the limited partners based on certain capital contributions by the general partner from 1993 through 1996 (the "Capital Plan"). The Second Amendment provides that Pacific Thrift will directly hire its own employees and directly pay its own overhead and that the Partnership will continue to pay the general partner for fees in connection with loans of Pacific Thrift and the Partnership. The agreement and amendments are collectively referred to as the "Partnership Agreement."

         In accordance with the Partnership Agreement, the net profits of the Partnership (after deduction of the management fee) are allocated to the partners, based on specified annual percentage rates for each class of partners and the average daily balance of each partner's capital contributions. Net losses are allocated to all partners in proportion to their capital contributions. In addition, there is a special allocation based on the Capital Plan.

         The Partnership Agreement provides certain rights to the partners to withdraw the balance in their capital accounts. Such withdrawal rights are restricted by certain percentage limitations and a determination by the general partner that such withdrawal will not impair the capital or operations of the Partnership. Since July 1993, no distributions have been made and no withdrawals have been permitted.

         Upon dissolution of the Partnership, the Partnership Agreement provides that the net assets will be distributed to the partners in proportion to their capital accounts and that the general partner will fund any deficit balance in its capital account as defined in the Partnership Agreement.

         Operating Results and Business Plan

         The Company has suffered losses from operations of the Partnership and Pacific Thrift from 1992 through 1994. These losses have resulted primarily from significant amounts of nonperforming loans, large provisions for loan losses, and relatively high levels of overhead and have caused a substantial reduction in the capital of the Company. These losses have also caused Pacific Thrift to become "undercapitalized" at the end of 1994 and subject to certain regulatory mandates. See Notes 19 and 20.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - GENERAL (CONTINUED)

         Operating Results and Business Plan (Continued)

         Management expects that stabilizing real estate values and general economic conditions will result in reduced loan losses in 1995. In connection with the Partnership, management is in the process of evaluating alternative business strategies. In connection with Pacific Thrift, management is taking certain steps to return the operations to profitability and improve the financial condition. These steps include an emphasis on originating residential real estate loans for sale in order to generate fee income, a reduction in portfolio lending until targeted capital ratios are achieved, and controlling overhead expenses.

         Management expects that Pacific Thrift, CRC, and LPPC will be profitable in 1995 and that Pacific Thrift will substantially comply with the regulatory mandates. Management also expects that, although the Partnership will probably incur a loss, the Company will break even or be profitable in 1995. In connection with the note payable to its lender, management expects that the Partnership will be able to generate sufficient cash flow from operations (including real estate sales) and loan sales to satisfy its debt service requirements. See
         Note 7.

         There is no assurance that the Company will be successful. These consolidated financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Basis of Accounting

            These consolidated financial statements are prepared in accordance with generally accepted accounting principles.

         B. Consolidation

            The consolidated financial statements include the accounts of the Partnership, Pacific Thrift, CRC, and LPPC. All significant intercompany balances and transactions have been eliminated. Consolidating information is presented in Schedules I and II.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         C. Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         D. Loans Receivable

            Loans receivable are stated at the principal amount outstanding, less unamortized deferred fees and costs and the allowance for loan losses. Loans receivable are primarily secured by first and second trust deeds.

            Interest income is accrued as earned and is based on the principal balance outstanding. The Company's policy is to cease accruing interest on loans that are more than two monthly payments past due and for which there appears to be insufficient collateral to support collectibility. In many cases, interest, late fees, and other charges continue to accrue until the time management deems that such amounts are not collectible.

            Nonrefundable loan fees and direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are recognized in interest income over the loan term as an adjustment to the yield, using a method that approximates the effective interest (level yield) method.

         E. Allowance for Loan Losses

            Loan losses are charged to the allowance for loan losses; recoveries are credited to the allowance. The provision for loan losses charged to expense and added to the allowance for loan losses is based upon management's judgment and evaluation of the known and inherent risks in the loan portfolio. Management's judgment takes into consideration such factors as changes in the nature and volume of the portfolio, continuing review of delinquent loans, current economic conditions, risk characteristics of the various categories of loans, and other pertinent factors that may affect the borrower's ability to repay. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        E.  Allowance for Loan Losses (Continued)

            The Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," in May 1993. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement No. 114 is effective for fiscal years beginning after December 15, 1994, with early application encouraged. The Company has not yet adopted Statement No. 114 and does not expect it to have a material impact on the financial position or results of operations.

        F.  Loans Held for Sale

            The Company has designated certain of its loans receivable as being held for sale. In determining the level of loans held for sale, the Company considers the extent to which loans will be required to be sold in response to liquidity needs, regulatory capital needs, asset/liability management requirements, and other factors.

            Loans held for sale are recorded at the lower of cost or market value. Any unrealized losses are recorded as a reduction in income. Realized gains and losses from the sale of loans receivable are based on the specific identification method.

        G.  Excess Yield Receivable

            Excess yield receivable represents the excess of the estimated present value of net amounts to be received over normal servicing fees for loan sales for which the Company continues to service the loans. Excess yield receivable also represents the estimated present value of the excess interest income to be received over the yield acquired by the investor for loan sales for which the Company does not continue to service the loans. The receivable is amortized to income based on a method which approximates the effective interest method.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        H.  Other Real Estate

            Other real estate is comprised of formally foreclosed property and in-substance foreclosed property to which the Company does not have legal title. These assets are recorded at the lower of the net investment in the loan or the fair value of the property. At the time of foreclosure, any excess of the net investment in the loan over its fair value is charged to the allowance for loan losses. Estimated selling costs and any subsequent declines in value are charged to operations, and a valuation allowance is established. Loans are classified as in-substance foreclosures when they exhibit characteristics more closely associated with the risk of real estate ownership than with loans. Collateral that has been classified as an in-substance foreclosure is reported in the same manner as collateral that has been formally foreclosed.

        I.  Property and Equipment

            Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is based on the asset's estimated useful life, ranging from two to eight years, and is computed using the straight-line method. Expenditures that improve or extend the service lives of assets are capitalized. Repairs and maintenance are charged to expense as incurred.

        J.  Goodwill

            Goodwill represents the excess of the total purchase price (consisting of the initial consideration and subsequent consideration) of CRC and LPPC over the fair value of purchased net assets. Goodwill is being amortized using the straight-line method over approximately 20 years.

        K.  Income Taxes

            Partnerships are generally not subject to income taxes; accordingly, the Partnership income or loss is reported in the individual partners' tax returns. However, Pacific Thrift, the Partnership's wholly owned corporate subsidiary, is subject to federal income and state franchise taxes.

            In 1993, Pacific Thrift adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (Statement No.
            109). The new standard requires the use of the "asset and liability" method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         K. Income Taxes (Continued)

            Under Statement No. 109, the tax benefit of net operating loss carryforwards is recorded if the tax benefit is more likely than not to be realized.

            In 1992, Pacific Thrift applied Accounting Principles Board Opinion No. 11 (Opinion No. 11), which required the use of the "deferred method" of accounting for income taxes. Under the deferred method, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting and income tax purposes, using the tax rate applicable to the year of the calculation. Deferred taxes were not adjusted for subsequent changes in tax rates.

            Under Opinion No. 11, the tax benefit of net operating loss carryforwards was not recorded unless the tax benefit was assured beyond any reasonable doubt.

         L. Reclassifications

            Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         Loans Receivable

         Loans receivable at December 31, 1994 and 1993 are summarized as follows:


                                                                           1994             1993
                                                                       -------------    -------------
Residential real estate loans                                          $  55,235,000    $  84,129,000
Participations sold                                                      (16,129,000)     (16,226,000)
                                                                       -------------    -------------

     Residential real estate loans - net                                  39,106,000       67,903,000
                                                                       -------------    -------------

Commercial real estate loans                                              30,153,000       20,663,000
Participations sold                                                      (10,479,000)         344,000
                                                                       -------------    -------------

      Commercial real estate loans - net                                  19,674,000       21,007,000
                                                                       -------------    -------------

      Total loans receivable                                           $  58,780,000    $  88,910,000
                                                                       =============    =============

Loans receivable held for investment                                   $  58,780,000    $  88,910,000
Less net deferred loan fees and costs                                     (1,428,000)      (1,604,000)
Less allowance for loan losses                                            (4,307,000)      (3,123,000)
                                                                       -------------    -------------

                                                                       $  53,045,000    $  84,183,000
                                                                       =============    =============

The components of the loan portfolio at December 31 were as follows:

                                                                           1994             1993
                                                                       -------------    -------------

One-to-four family residential                                         $  20,088,000    $  45,617,000
Five-or-more family residential                                           16,720,000       14,586,000
Home improvement                                                           2,298,000        7,700,000
Commercial                                                                17,869,000       17,117,000
Land and other                                                             1,805,000        2,130,000
Multiproperties                                                                 --          1,760,000
                                                                       -------------    -------------

                                                                       $  58,780,000    $  88,910,000
                                                                       =============    =============

       During 1994 and 1993, the Company sold approximately $25,632,000 and $25,884,000, respectively, of real estate loans to various outside parties at the approximate book value of such loans.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

         Significant Concentrations of Risk

         The Company makes mortgage loans to its borrowers, primarily secured by first or second trust deeds on Southern California real estate. The loans are secured by single-family residential and other types of real estate and collateralized by the equity in the borrowers' real estate. Prior to the fourth quarter of 1993, these borrowers generally had a credit standing such that the Company relied heavily on the value of the underlying collateral in its lending practices. In the fourth quarter of 1993, however, the Company began implementing a revised policy to place more emphasis on the creditworthiness of the borrower. Loans are expected to be repaid either by cash from the borrower at maturity or by borrower refinancing.

         Allowance for Loan Losses

         Changes in the allowance for loan losses for the years ended December 31 are as follows:


                                           1994           1993           1992
                                        -----------    -----------    -----------

         Balance at beginning of year   $ 3,123,000    $ 2,646,000    $ 1,821,000
         Provision charged to expense     6,096,000      4,655,000      3,888,000
         Loan charge-offs                (4,912,000)    (4,178,000)    (3,063,000)
                                        -----------    -----------    -----------
         Balance at end of year         $ 4,307,000    $ 3,123,000    $ 2,646,000
                                        ===========    ===========    ===========

         At December 31, 1994 and 1993, loans with interest more than two monthly payments past due and on nonaccrual status totaled $3,408,000 and $5,781,000, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $955,000 and $1,025,000 in 1994 and 1993, respectively. At December 31, 1994 and 1993, loans with interest more than two monthly payments past due and on accrual status totaled $3,474,000 and $6,821,000, respectively. Interest income recognized on these loans totaled approximately $298,000 and $609,000 in 1994 and 1993, respectively.

         Pledging of Partnership Loans Receivable

         In connection with the origination of the line of credit, the Partnership pledged all of its loans receivable as security to its lender.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 3 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

         Loans Held for Sale

         Loans held for sale at December 31, 1994 and 1993 are summarized as follows:


                                                                                 1994             1993
                                                                             -----------        ---------
       Real estate loans                                                     $10,885,000        $ 572,000
       Title I loans                                                           1,126,000                -
                                                                             -----------        ---------

                                                                             $12,011,000        $ 572,000
                                                                             ===========        =========

         Accounts receivable of $1,713,000 at December 31, 1994 consisted of proceeds from loan sales. These proceeds were received in early January 1995.

         In December 1993, management developed a loan securitization program under which the Partnership or Pacific Thrift may sell certain loans receivable. The securitization agreements provide that the Partnership or Pacific Thrift will offer to sell all newly originated qualifying loans, up to $75,000,000, to the buyer through June 1995. The agreement, as amended, also provides that the Partnership or Pacific Thrift will earn a premium and retain a portion of the interest-income cash flows from the loans. As of December 31, 1994, the Partnership had not sold any loans under its loan securitization agreement. However, in 1994 and 1993, Pacific Thrift sold loans totaling $29,616,000 and $3,838,000, respectively, and recognized gains, based on the premiums and projected excess cash flows, of $865,000 and $128,000, respectively.

         Prior to March 31, 1993, Pacific Thrift originated Title I home improvement loans that were 90% insured by the Federal Housing Administration, provided that the total amount of claims did not exceed 10% of the amount of all Title I loans. During 1994, 1993, and 1992, Pacific Thrift sold $2,770,000, $557,000, and $9,279,000, respectively, of these loans and recorded gains (losses) totaling $(39,000), $15,000, and $390,000, respectively. As of March 31, 1993, Pacific Thrift discontinued the origination and sale of Title I and other similar loans.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 4 - OTHER REAL ESTATE

         Other real estate consisted of the following at December 31:


                                                           1994           1993
                                                        -----------    -----------
       Foreclosed real estate                           $ 7,478,000    $ 6,266,000
       In-substance foreclosures                            545,000        520,000
       Less allowance for losses on other real estate      (402,000)      (783,000)
                                                        -----------    -----------

                                                        $ 7,621,000    $ 6,003,000
                                                        ===========    ===========

      Changes in the allowance for losses on other real estate for the years ended December 31 are as follows:


                                                           1994           1993
                                                        -----------    -----------
       Balance at beginning of year                     $   783,000    $   867,000
       Provisions for losses                                202,000      1,069,000
       Net (charge-offs) recoveries                        (583,000)    (1,153,000)
                                                        -----------    -----------

       Balance at end of year                           $   402,000    $   783,000
                                                        ===========    ===========

      Operations of other real estate for the years ended December 31 consisted of the following:


                                            1994           1993           1992
                                         -----------    -----------    -----------

       Provisions for losses             $   202,000    $ 1,069,000    $   572,000
       Net (gain) on sales                  (625,000)      (345,000)      (295,000)
       Other expenses                      1,155,000      2,583,000        737,000
                                         -----------    -----------    -----------

                                         $   732,000    $ 3,307,000    $ 1,014,000
                                         ===========    ===========    ===========

      Other expenses in 1993 included $1,494,000 of estimated costs for remediation of toxic substances on other real estate. See Note 13.

      Upon foreclosure of a junior lien, the Company takes title to the real estate, subject to existing senior liens. These mortgage notes payable totaled $2,313,000 and $1,778,000 at December 31, 1994 and 1993,
      respectively.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment was comprised of the following at December 31:


                                                         1994           1993
                                                     -----------    -----------
         Computer equipment and software             $ 1,078,000    $ 1,083,000
         Furniture and fixtures                          583,000        334,000
         Leasehold improvements                          455,000        326,000
                                                     -----------    -----------
                                                       2,116,000      1,743,000

         Accumulated depreciation and amortization      (794,000)      (528,000)
                                                     -----------    -----------

                                                     $ 1,322,000    $ 1,215,000
                                                     ===========    ===========

         As of December 31, 1993, Pacific Thrift purchased computer equipment and software, and furniture and fixtures from the Partnership and the general partner.

NOTE 6 - THRIFT CERTIFICATES PAYABLE

         Thrift certificates are comprised of full-paid certificates and installment certificates. The approximate weighted average interest rate of full-paid and installment certificate accounts at December 31, 1994 was 5.4% and 3.9%, respectively. The interest payable on the thrift certificates totaled $171,000 and $1,000 at December 31, 1994 and 1993, respectively.

         At December 31, 1994 and 1993, full-paid thrift certificates consisted of the following:


                                                    1994          1993
                                                -----------   -----------
         Certificates greater than $100,000     $   102,000   $ 1,792,000

         Certificates less than $100,000         57,956,000    39,625,000
                                                -----------   -----------

                                                $58,058,000   $41,417,000
                                                ===========   ===========

         At December 31, 1994, scheduled maturities of full-paid thrift certificates were as follows:


         Less than 3 months   $25,624,000
         3 to 6 months         17,201,000
         6 to 12 months        10,654,000
         1 to 5 years           4,579,000
         Over 5 years                --
                              -----------

                              $58,058,000
                              ===========

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - NOTE PAYABLE

         In 1990, the Partnership obtained financing under a $105,000,000 line of credit agreement with National Westminster Bank (NatWest), as agent for a group of banks, which was modified on September 30, 1991 to $56,000,000 and subsequently modified further. The amounts advanced under the agreement were based upon a specified percentage of the amount of eligible loans assigned as security. Under the agreement that existed at December 31, 1991, the Partnership could elect any of three interest rates: (i) 0.50% above NatWest's prime rate, (ii) 2.0% above the certificate of deposit rate, or (iii) 1.875% above LIBOR. At December 31, 1991, the Partnership had $56,250,000 outstanding on the line of credit.

         In April 1992, NatWest delivered a commitment letter to the Partnership, followed by a formal amendment of the loan agreement, to continue to provide a revolving loan of $48,000,000, decreasing to $44,000,000 by May 15, 1992, and decreasing by $1,500,000 each month to a new maximum of $36,500,000 by September 30, 1992.

         In connection with the amendment, the general partner loaned the Partnership $600,000 in subordinated debt, which bears interest at the prime rate and may only be repaid upon consent by NatWest or at such time as the Partnership repays all of its outstanding indebtedness to NatWest. In addition, the general partner and the three managing officers of the general partner personally guaranteed the performance by the Partnership of all terms of the line of credit agreement.

         On September 30, 1992, NatWest amended and extended the term of the revolving loan through March 31, 1993, requiring further paydowns of $1,000,000 per month for four of the months and $1,100,000 for two of the months during the six-month extension period.

         Under the terms of the September 30, 1992 amendment, the Partnership could borrow, on a revolving credit basis, up to the lesser of (i) a specified borrowing base equal to 93.75% of the aggregate principal balance of all eligible mortgage loans secured by first or second trust deeds on single-family residences, and 85% of the aggregate principal balance of all eligible mortgage loans secured by first or second trust deeds on multifamily residences or commercial properties; or (ii) $36,500,000 as of September 30, 1992, reduced by required reductions through March 31, 1993. Total loans secured by trust deeds on multifamily residences and commercial properties that could be included as eligible loans could not exceed 35% of all eligible loans.

         Under the September 30, 1992 amendment, the interest rate charged on new advances was based on (i) 1% above NatWest's prime rate; (ii) 3.125% over NatWest's certificate of deposit rate; or (iii) 3% over the LIBOR rate. In addition, the Partnership paid a commitment fee equal to 0.50% per annum of the average daily unused portion of the aggregate commitment. During 1993, the Partnership elected an interest rate of 1% above the NatWest prime rate.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - NOTE PAYABLE (CONTINUED)

         On April 1, 1993, the line of credit agreement was further amended and extended to June 30, 1993. The amendment required paydowns of $1,000,000 per month to a new maximum of $27,300,000 as of June 30, 1993.

         In June 1993, the line of credit was further amended and extended until June 30, 1994. Under the terms of the extension, the Partnership was required to make monthly payments of $300,000, plus the amount by which 80% of the Partnership's monthly net operating cash flow (after payment of rent, salaries and employee benefits, interest under the line of credit agreement, senior liens on mortgage loans and other real estate, and up to $50,000 per month of office expenses) exceeded $300,000. In addition, the Partnership was not allowed to make distribution or withdrawal payments to the partners.

         The line of credit agreement, as amended in June 1993, could terminate upon certain customary events of default. Events of default included failure to meet the following financial standards: (i) minimum excess tangible financial assets not less than $15,000,000; (ii) a maximum ratio of total liabilities to excess tangible financial assets not greater than 3.25-to-1; and (iii) a minimum interest coverage ratio of net income plus interest expense to interest expense of 1.5-to-1. Upon the occurrence of an event of default under the agreement, NatWest had the right, among other remedies, to declare all advances due immediately, cease making any further advances, and sell the collateral assigned as security. NatWest also had the right to charge a higher interest rate (3% above prime) on amounts due and unpaid.

         In December 1993, the Partnership notified NatWest that certain loans in the borrowing base had become ineligible loans. Such reduction in the eligible loans caused a payment of approximately $2,100,000 to become immediately due. Subsequently, the Partnership notified NatWest that other loans had become ineligible loans, resulting in a total payment in excess of $6,000,000 being immediately due.

         In May 1994, the Partnership notified NatWest of additional defaults on the line of credit, including those pertaining to the financial standards for excess tangible financial assets and interest coverage as well as material litigation, environmental liabilities, and defaults under other provisions.

         During the period April 1994 through September 1994, the Partnership and NatWest negotiated to restructure and renew the line of credit. In September 1994, the line of credit was amended and extended through June 30, 1996 under the following primary terms:

                 (1) the Partnership is required to make mandatory quarterly principal payments sufficient to reduce the outstanding balance to $15,410,000 by December 31, 1994; $13,222,000 by
                     March 31, 1995; $10,978,000 by June 30, 1995; $8,878,000 by
                     September 30, 1995; $6,883,000 by December 31, 1995;
                     $4,993,000 by March 31, 1996; and $0 by June 30, 1996;

                          PRESIDENTIAL MORTGAGE COMPANY

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - NOTE PAYABLE (CONTINUED)

                 (2) the Partnership will incur interest on the line of credit at the rate of prime plus 1%;

                 (3) the Partnership is required to pay 100% of its net cash flow to NatWest;

                 (4) the Partnership is required to maintain a ratio, based on the outstanding principal balance of performing loans compared to the outstanding principal balance of the line of credit, greater than or equal to 1.10 to June 30, 1995 and 1.20 from July 1, 1995 to June 30, 1996;

                 (5) the Partnership is required to maintain a ratio, based on the outstanding principal balance of all loans and the estimated fair value of other real estate compared to the outstanding principal balance of the line of credit, greater than or equal to 1.60 to June 30, 1995 and 1.80 from July 1, 1995 to June 30, 1996;

                 (6) the Partnership is allowed to make actual cash
                     disbursements equal to 110% of budgeted cash disbursements for general and administrative expenses;

                 (7) the Partnership is allowed to make actual cash
                     disbursements equal to 120% of budgeted cash disbursements for loan and real estate expenses, other than specified environmental remediation costs;

                 (8) the Partnership is allowed to pay specified environmental remediation costs up to $1,465,000;

                 (9) CRC and LPPC are required to pay cash balances in excess of
                     $250,000 as of January 31, 1995 and January 31, 1996 to the Partnership;

                (10) the Partnership is not allowed to pay any amounts to the general partner, including fees, reimbursements, or distributions, except to the extent of 110% of the budgeted overhead of the general partner;

                (11) the Partnership is not allowed to pay any distributions or withdrawals to the limited partners;

                (12) the Partnership is not allowed to make capital
                     contributions to Pacific Thrift, except for specified environmental remediation costs of Pacific Thrift and other limited purposes; and

                (13) in the event that the Partnership does not reduce the outstanding principal balance of the line of credit to $10,455,000 by June 30, 1995, $8,455,000 by September 30,
                     1995, $6,555,000 by December 31, 1995, $4,755,000 by March
                     31, 1996, and $0 by June 30, 1996, the Partnership will incur a nonperformance fee of $1,000,000 for each target, up to a maximum of $5,000,000, payable on June 30, 1996; however, if the Partnership incurs one or more nonperformance fees and subsequently repays the entire line of credit by June 30, 1996, the nonperformance fees are reduced to the greater of 25% of the nonperformance fees or $500,000.

         In addition, the general partner and three managing officers reaffirmed their guarantees.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - NOTE PAYABLE (CONTINUED)

         As consideration for the September 1994 amended and restated loan agreement, NatWest waived the defaults which existed under the previous agreement. In addition, certain financial standards under the previous agreement are no longer required, including the borrowing base and eligible loan restrictions, a minimum amount of excess tangible financial assets, a maximum ratio of total liabilities to excess tangible financial assets, and a minimum interest coverage ratio.

         Upon the occurrence of an event of default under the line of credit, NatWest has the right, among other remedies, to charge prime plus 3% on amounts due and unpaid. In addition, NatWest has the right to declare all advances due immediately and sell the collateral assigned as security.

         As of December 31, 1994, the Partnership reduced the outstanding balance of the note payable to $14,778,000 and was in compliance with the principal reduction requirement of the new agreement. However, the Partnership was not in compliance with certain technical conditions of such agreement.

NOTE 8 - INCOME TAXES

         The Partnership is not subject to income taxes. However, the Partnership is still required to file partnership returns in order to report its income or loss in total as well as the distributable share of income or loss of each of the partners. These partnership returns, as all tax returns, are potentially subject to examination by the taxing authorities.

         The cumulative differences between the total capital of the Partnership for financial reporting purposes and the total capital reported for federal income tax purposes at December 31, 1994 and 1993 are summarized as follows:


                                                 1994          1993
                                             -----------   -----------
       Total partners' capital for
         financial reporting purposes        $10,614,000   $20,128,000

       Investment in Pacific Thrift,
         syndication costs, bad debt and
         real estate reserves, and various
         other differences                    17,336,000    13,682,000
                                             -----------   -----------

       Total partners' capital for
         federal income tax purposes         $27,950,000   $33,810,000
                                             ===========   ===========

         Pacific Thrift is subject to federal income and California franchise taxes but has incurred net operating losses. Accordingly, the provision for income taxes consists of the minimum California franchise taxes for the years ended December 31, 1994, 1993, and 1992.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 8 - INCOME TAXES (CONTINUED)

         Pacific Thrift adopted Statement No. 109 as of January 1, 1993. The adoption of the statement had no significant effect on the financial position or results of operations.

         The tax effects of temporary differences that give rise to the deferred tax assets and liabilities on Pacific Thrift's books at December 31 are as follows:


                                                          1994           1993
                                                       -----------    -----------
           Deferred tax assets
              Net operating loss carryforward          $ 2,457,000    $ 1,854,000
              Loan loss reserves                           477,000        267,000
              Interest reserves                            226,000        215,000
              Write-down of other real estate               39,000         48,000
              Loans held for sale                           78,000           --
              Deferred rent                                 59,000           --
              Environmental remediation                    270,000        336,000
              Other                                          3,000          2,000
                                                       -----------    -----------

                      Total deferred tax assets          3,609,000      2,722,000
                                                       -----------    -----------

                      Less valuation allowance          (2,946,000)    (1,805,000)
                                                       -----------    -----------
                                                           663,000        917,000
                                                       -----------    -----------

           Deferred tax liabilities
              Depreciation                                  28,000         36,000
              Deferred loan costs                          433,000        573,000
              Excess yield                                 202,000        308,000
                                                       -----------    -----------

                      Total deferred tax liabilities       663,000        917,000
                                                       -----------    -----------

                      Total net deferred tax asset     $         -    $         -
                                                       ===========    ===========

         A valuation allowance has been established to reduce the deferred tax assets to the amount considered realizable at December 31, 1994 and 1993. The valuation allowance fully reserves the amount of income tax benefit recognized that is dependent on future taxable income to be realizable.

         At December 31, 1994, Pacific Thrift has net operating loss carryforwards for federal income tax purposes of $6,773,000 that are available to offset future federal taxable income. These federal net operating losses expire in the years 2004 through 2009. Pacific Thrift has net operating loss carryforwards for California franchise tax purposes of $2,209,000. These California carryforwards expire in the years 1997 through 1999.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 8 - INCOME TAXES (CONTINUED)

         The following summarizes the difference between the 1994 and 1993 provision for income taxes and the federal statutory tax rate:


                                                   1994    1993
                                                   ----    ----
            Federal statutory tax rate              (34)%   (34)%
            Nonrecognition of
              net operating loss carryforward        34      34
                                                    ---     ---

            Effective tax rate                        0%      0%
                                                    ===     ===


NOTE 9 - ANNUAL MANAGEMENT FEE

         The general partner receives an annual management fee based on the proportion that net profits, before the effects of the management fee, bear to the total capital contributions as defined in the Partnership Agreement.

         The Partnership Agreement permits the general partner to calculate the management fee based on annual net income that includes loan origination fees generated. During 1992, the annual management fee was calculated on such basis. During 1994 and 1993, there was no management fee because the Partnership incurred net losses in excess of loan origination fees generated.

         During 1993, the general partner received payments of $441,000 on the anticipated annual management fees. Since the general partner ultimately did not earn such fees, the general partner agreed to repay these amounts to the Partnership under a promissory note. No interest was paid or accrued for 1993. However, quarterly principal payments of approximately $110,000 commenced in December 1994 and interest at prime plus 1% will be accrued from January 1994 through September 1995.

NOTE 10 -RELATED PARTIES AND AFFILIATES

         Accounts receivable from the general partner consisted of the following at December 31:

                                                                1994       1993
                                                              --------   --------
            Unearned annual management fees                   $330,000   $661,000
            Capital contribution due under the Capital Plan       --      133,000
            Amounts due for salaries, rent and overhead        148,000       --
                                                              --------   --------
                                                              $478,000   $794,000
                                                              ========   ========

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 10- RELATED PARTIES AND AFFILIATES (CONTINUED)

         Accounts payable to the general partner consisted of the following at December 31:


                                                                1994       1993
                                                              --------   --------
            Base fees and loan servicing fees                 $ 86,000   $ 39,000
            Contingent consideration in connection with the
              purchase of CRC and LPPC                          48,000    166,000
            Proceeds owed for the purchase of computer
              equipment and software by Pacific Thrift            --      371,000
                                                              --------   --------

                                                              $134,000   $576,000
                                                              ========   ========

         The Partnership had various related party transactions with the following entities:

          - Presidential Management Company - The general partner received specified fees for services performed and reimbursements of certain expenses. Under the Partnership Agreement, the general partner receives a base fee of up to 35% of the loan origination fees paid by borrowers to the Company. The base fee was 35% of loan origination fees for the Company in 1994 and 30% in 1993. The general partner also received a loan servicing fee of 3/8 of 1% per annum on loans with terms over three years.

            Amounts charged by the general partner for services performed and overhead- related expenses for the years ended December 31 were as follows:


                                       1994         1993         1992
                                    ----------   ----------   ----------
            Base fee                $  589,000   $  669,000   $1,240,000
            Loan servicing fee         216,000      178,000      192,000
            Annual management fee         --           --        215,000
                                    ----------   ----------   ----------

                       Total fees   $  805,000   $  847,000   $1,647,000
                                    ==========   ==========   ==========

            Salaries and overhead
              reimbursements        $   90,000   $5,184,000   $4,908,000
                                    ==========   ==========   ==========

            During 1992, the general partner absorbed certain expenses (data processing, legal, and business promotion) related to the Company. During 1994 and 1993, however, the general partner did not absorb any such expenses for the Company.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 10- RELATED PARTIES AND AFFILIATES (CONTINUED)

            Effective January 1, 1994, in order for Pacific Thrift to comply with a section of a regulatory agreement covering payments to affiliates, Pacific Thrift commenced directly employing personnel for loan origination, processing, and servicing. In addition, Pacific Thrift revised its policies for payment of rent and other overhead expenses. As a result, Pacific Thrift terminated reimbursements to the Partnership and general partner for such services and expenses. However, the Partnership is continuing to pay the general partner for base fees and loan servicing fees of Pacific Thrift and the Partnership in accordance with the Partnership Agreement.

            During 1994, Pacific Thrift paid and allocated certain salaries and overhead for the Partnership, CRC, and general partner totaling $495,000, $220,000 and $356,000, respectively, and was reimbursed on a monthly basis.

            The Company incurs salary and employee-related expenses for individuals who perform services for the Partnership and Pacific Thrift and do not own more than a 1% interest in the general partner. The Company also incurs these expenses for all individuals who perform services for CRC and LPPC, regardless of their ownership interest in the general partner. The general partner, however, incurs salary and employee-related expenses for three managing officers who perform services for the Partnership and Pacific Thrift and own more than a 1% interest in the general partner.

          - Consolidated Reconveyance Company (CRC) serves as trustee on all trust deeds obtained by the Company as security for portfolio loans originated or purchased by the Company. Fees paid to CRC are paid by the borrowers.

         A managing officer of the Partnership and general partner provides legal services in connection with the Company's loan accounts, for which he receives $100 from the fees paid by each borrower for legal services related to loan origination. Total fees of $62,000, $56,000, and $64,000 were paid by the Partnership to the managing officer for the years ended December 31, 1994, 1993, and 1992, respectively.

         A limited partner of the Partnership and of the general partner is a partner with a law firm that provides legal services to the Company. Total fees for the services provided to the Company by the law firm were approximately $716,000, $432,000, and $489,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

         A member of the Board of Directors of Pacific Thrift was paid hourly and contingent fees for services related to the sale of loans under the loan securitization agreement entered into in December 1993. Total fees for the services provided by the board member were approximately $111,000 and $84,000 for the years ended December 31, 1994 and 1993, respectively.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 10- RELATED PARTIES AND AFFILIATES (CONTINUED)

         Former officers of the Partnership have loans payable to the Partnership, secured by real estate, totaling approximately $271,000 and $575,000 as of December 31, 1994 and 1993, respectively. These loans are included in loans receivable.

         Thrift certificates purchased by members of management totaled approximately $236,000, $158,000, and $148,000 at December 31, 1994,
         1993, and 1992, respectively, on terms slightly more favorable than the terms for unrelated parties. Interest expense on these certificates totaled approximately $11,000, $8,000, and $8,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

         As of December 31, 1993, Pacific Thrift purchased various furniture and office equipment from the Partnership. The replacement value was determined by an experienced interior design consultant (a related party) who obtained information from used furniture dealers, and the purchase price of $223,000, 10% under the replacement value, was approved by the Board of Directors of Pacific Thrift. The Partnership realized a gain, including depreciation recapture, of $135,000 on the sale of the furniture and office equipment; however, such gain was eliminated upon consolidation.

         The Partnership and general partner sold computer equipment and software to Pacific Thrift as of December 31, 1993. Subsequently, management obtained additional information about the value of the software and the need to reallocate the price. As a result of the additional information, management determined that Pacific Thrift had overpaid for the software. To correct the situation, the general partner repaid $177,000. In addition, the Partnership agreed to repay $173,000 by causing CRC to issue an interest-bearing promissory note, secured by CRC's accounts receivable, payable in monthly installments through June 1995. As of December 31, 1993, the Partnership and the general partner realized gains on the sale of $54,000 and $333,000, respectively, including depreciation recapture and adjustment for the subsequent refunds.

         During 1994, the Partnership paid to Pacific Thrift a loan servicing fee at the rate of 1.5% of the outstanding balances of the Partnership's loans and other real estate. Such fees totaled $545,000 in 1994 and were eliminated in the consolidation.

         Also during 1994, the Partnership had loans receivable, with balances totaling $464,000, that were refinanced into two loans: one a Pacific Thrift loan in first position and the remainder a Partnership loan in second position. In order to satisfy regulatory requirements applicable to affiliate transactions, such refinances were subject to certain underwriting and performance requirements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 11- PURCHASE OF CONSOLIDATED RECONVEYANCE COMPANY (CRC) AND
         LENDERS POSTING AND PUBLISHING COMPANY (LPPC)

         Effective July 1, 1990, the Partnership purchased 100% of the limited partnership interests in CRC and LPPC from the general partner for their combined estimated fair market value of $908,000, as determined by an independent appraiser. CRC serves as trustee on all trust deeds obtained by the Company as security for portfolio loans originated or purchased by the Company, as well as trust deeds for many unaffiliated lenders. LPPC publishes information regarding sales of foreclosed properties. The transaction was treated as a purchase and resulted in goodwill of approximately $651,000.

         The Partnership also agreed to pay the general partner an additional amount (contingent consideration) annually for five years beginning January 1, 1991. The contingent consideration, based on an amended agreement, is calculated as 50% of the total annual net profits earned by CRC and LPPC in excess of a base profit amount of $465,000. The contingent consideration totaled $224,000 and $466,000 for the years ended December 31, 1994 and 1993, respectively, and was treated as an addition to goodwill. Accumulated amortization relating to the goodwill totaled $253,000 and $157,000 at December 31, 1994 and 1993, respectively.

NOTE 12- LITIGATION AND UNASSERTED CLAIMS

         Although they have never been served, the Partnership and its Chief Executive Officer (CEO) received a complaint in October 1993 that named them as defendants, along with four other unaffiliated defendants. The complaint contains allegations of securities fraud and breach of fiduciary duty in connection with companies affiliated with Alexander Spitzer (who, until ten years ago but not thereafter, was an affiliate of the Partnership and CEO). The complaint was filed by two long-time business associates of Spitzer, including one individual who was a general partner of a Spitzer-affiliated entity and one individual who owned another Spitzer-affiliated entity.

         The complaint charges all defendants with participation in securities fraud in connection with the sale of securities of the Spitzer entities (although there are no allegations that either the Partnership or CEO participated in the sale of such securities) and charges the Partnership and CEO with aiding and abetting other defendants in a violation of their fiduciary duties to the Spitzer-affiliated entities. The primary facts alleged against the Partnership and CEO are alleged to have occurred in 1984. The Partnership and CEO deny the merits of all allegations stated against them in the complaint.

         Counsel for both the Partnership and CEO, in a letter dated October 20, 1993, advised counsel for the plaintiffs that the complaint appeared to state no claim on the merits against the Partnership or CEO and that no claims could be stated because of statute of limitations problems. The only response of plaintiffs' counsel, by letter dated November 16, 1993, was to notify all defendants that they had an open extension of time to answer. No action has been taken to date by anyone since the extension of time was unilaterally granted by plaintiffs' counsel in November 1993.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 12- LITIGATION AND UNASSERTED CLAIMS (CONTINUED)

         An earlier class action involving Spitzer-affiliated entities was filed in March 1990 by investors and certain lenders in the bankrupt Spitzer-affiliated entities. Although the Partnership and CEO are discussed in the complaint, neither the Partnership nor CEO has ever been named as a defendant in that class action.

         The allegations involving the Partnership and CEO in both complaints concern the May 1984 sales of the general partnership interests in the Partnership (which were owned at that time by entities owned by the CEO and a relative of Spitzer) and of the stock of a former affiliated thrift and loan company to a large, unaffiliated mortgage banking group headquartered in the state of New York (the Buyer). The complaints allege that, in connection with the sales to the Buyer, the CEO and Spitzer agreed for the former affiliated thrift and loan company to sell certain allegedly poor-quality loans to other Spitzer-affiliated entities. The complaints further allege that Spitzer and his affiliates engaged in a continuing scheme, both before and after the sales to the Buyer, to lend money and sell real estate to nominees (which did not include the Partnership or CEO), who assertedly purchased the real estate at inflated prices and were guaranteed against loss.

         Although not mentioned in either of the two complaints, but based on hearsay contained in a document prepared in 1985, Spitzer allegedly stated that in 1984 the CEO reimbursed Spitzer for the CEO's share of funding such guarantees involving one Spitzer-affiliated entity in 1982 through 1984. The CEO acknowledges that he made payments to Spitzer but has stated that they were for proper purposes.

         Neither the Partnership nor CEO had any ownership interest in any Spitzer-affiliated entity after the sales to the Buyer in May 1984. However, as a result of loans made to Spitzer-affiliated entities prior to the sales to the Buyer, the Partnership continued to be a creditor to these entities. These loans were substantially performing in accordance with their terms and were considered by management to be well secured until 1989, shortly before certain Spitzer-affiliated entities declared bankruptcy in November 1989. Ultimately, as previously reported, the Partnership wrote off the loans not secured by real estate, disposed of real estate collateral securing one of the loans to the Spitzer-affiliated entities, and recorded losses on these loans in 1990 and 1991 in excess of $3.7 million.

         The Partnership and CEO deny the merits of the allegations stated against them in the complaints. Management does not believe that any of these matters will result in any material additional losses to the Partnership or any material adjustments to these financial statements.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 13- COMMITMENTS AND CONTINGENCIES

         In January and February 1993, the Partnership and Pacific Thrift foreclosed on two loans secured by real estate that contained toxic substances. The real estate was used by the former owners for metal-plating purposes. Management commenced the process of obtaining environmental studies.

         In connection with the activities of the former owner of the Partnership's property, the District Attorney's office filed a civil complaint against the Partnership alleging violations of hazardous waste control laws. In September 1994, the Partnership entered into a consent agreement requiring the Partnership to pay a civil compromise of $115,000 and to develop and implement a remedial action plan. Legal counsel has stated that the likelihood of further civil or any criminal action is remote if the Partnership complies with the terms of the consent agreement. Management states that the Partnership intends to comply with the consent agreement.

         In July and September 1994, management obtained soil investigation studies for the foreclosed properties to determine the extent of the toxic substances. Management was completing proposed remediation plans for approval by local government agencies. Based on the proposed remediation plans, management estimated that the cost of remediation, including consulting and legal expenses, would be approximately $1,494,000. Accordingly, the Company recorded a provision for the liability of $1,494,000 in the financial statements for 1993.

         Management does not expect the extent of the liability to exceed $1,494,000; however, such estimate is based on the assumption that the appropriate government authorities will approve the remediation plans and that no additional toxic substances will be discovered during the remediation.

         The Company conducts its operations from leased facilities. Rental expenses of approximately $926,000, $908,000, and $776,000 have been charged to general and administrative expenses in the consolidated statements of operations for the years ended December 31, 1994, 1993, and 1992, respectively. At December 31, 1994, the approximate minimum rental commitments under all noncancelable operating leases (which are subject to annual escalations based on the consumer price index) are as follows:


                           Year                  Amount
                   --------------------        ----------
                           1995                $  717,000
                           1996                   967,000
                           1997                   701,000
                           1998                   687,000
                           1999                   693,000
                    2000 and thereafter         2,100,000
                                               ----------
                                               $5,865,000
                                               ==========

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 13- COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At December 31, 1994 and 1993, the Company was servicing Title I loans for others totaling approximately $12,545,000 and $15,643,000, respectively. In addition, the Company has filed claims with the Federal Housing Administration that depleted the insurance on these loans during 1994.

         In connection with certain real estate loan sales by Pacific Thrift in 1994, the Partnership guaranteed one buyer against losses up to $1,800,000. As security for the guarantee, the Partnership deposited $180,000 with the buyer.

         The California Franchise Tax Board is examining the California corporate tax returns of Pacific Thrift for 1990, 1991, and 1992. Although management does not expect that the examination will result in any significant tax liability, the ultimate outcome cannot be determined at the present time.

         The Partnership, Pacific Thrift, CRC, and LPPC are involved in certain lawsuits and there are claims pending against these entities which management considers incidental to normal operations. The legal responsibility and financial impact with respect to such litigation and claims cannot presently be determined. However, management considers that any ultimate liability which would likely arise from these lawsuits and claims would not materially affect the financial position or results of operations of the Company.

NOTE 14- RETIREMENT SAVINGS PLAN

         The Company implemented a retirement savings plan (defined contribution plan) in 1994. All full-time employees who have completed six months of service and reached age 21 are eligible to participate in the plan. Contributions are made from employee-elected salary deferrals. The Company matched the first 6% of employee contributions to the plan at the rate of $.50 on the dollar. During the year ended December 31, 1994, the Company's contribution to the plan totaled $111,000.

NOTE 15- DISTRIBUTIONS AND WITHDRAWALS

         During 1993 and 1992, primarily as a result of significant fourth quarter adjustments, the Partnership determined that distributions were made significantly in excess of the net income and distributable net profits under the Partnership Agreement. Distributions relating to 1993 were made to partners in the amount of $916,000, although there was a net loss and no distributable profits for 1993. Distributions relating to 1992 were made to limited partners in the amount of $4,111,000, which exceeded distributable profits for 1992 by approximately $1,730,000. The excess distributions represent a return of capital to the limited partners. However, under the Capital Plan, the general partner agreed to contribute, over a three-year period, additional capital up to $1,730,000 if the Company generates certain levels of loan origination fees. Pursuant to the agreement, the general partner contributed $266,000 of the $1,730,000 in late 1993 and early 1994, but does not expect to contribute any additional amounts based on the current level of loan origination fees.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 15- DISTRIBUTIONS AND WITHDRAWALS (CONTINUED)

         Partnership withdrawals payable of $1,120,000 at December 31, 1994 and 1993 represent the capital withdrawals by limited partners that were approved by the general partner but not paid by the Partnership. At December 31, 1994 and 1993, respectively, other limited partners with original capital contributions totaling $9,103,000 and $8,192,000 have requested withdrawals; however, these requests have not been approved. Withdrawals were not paid or approved after July 1993 due to limitations on withdrawals in the Partnership Agreement and the restriction on such withdrawals in the amendments to the line of credit agreement with NatWest.

NOTE 16- CHANGES IN GENERAL AND LIMITED PARTNERS' CAPITAL (UNAUDITED)

         The unaudited changes in general and limited partnership interests for 1994, 1993, and 1992 are as follows:


                                          General         Limited
                                        Partnership     Partnership
                                          Interest       Interests         Total
                                        ------------    ------------    ------------
            Capital (deficit) -
              December 31, 1991         $   (228,000)   $ 36,934,000    $ 36,706,000

            Contributions                       --            74,000          74,000
            Distributions                    (50,000)     (4,560,000)     (4,610,000)
            Withdrawals                         --        (3,488,000)     (3,488,000)
            Net income - 1992                  1,000         147,000         148,000
                                        ------------    ------------    ------------
            Capital (deficit) -
              December 31, 1992             (277,000)     29,107,000      28,830,000

            Contributions                    266,000          35,000         301,000
            Distributions                    (11,000)     (1,932,000)     (1,943,000)
            Withdrawals                         --        (1,380,000)     (1,380,000)
            Net loss - 1993                  (57,000)     (5,812,000)     (5,869,000)
            Special allocation - 1993       (266,000)        266,000            --
                                        ------------    ------------    ------------
            Capital (deficit) -
              December 31, 1993             (345,000)     20,284,000      19,939,000

            Contributions                       --              --              --
            Distributions                       --              --              --
            Withdrawals                         --              --              --
            Net loss - 1994                  (93,000)     (9,421,000)     (9,514,000)
                                        ------------    ------------    ------------
            Capital (deficit) -
              December 31, 1994         $   (438,000)   $ 10,863,000    $ 10,425,000
                                        ============    ============    ============

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 16- CHANGES IN GENERAL AND LIMITED PARTNERS' CAPITAL(UNAUDITED)
         (CONTINUED)

         Presidential Management Company holds the entire general partnership interest in the Partnership. In addition, Presidential Management Company holds approximately 4.5% of the limited partnership interests.

NOTE 17- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The unaudited quarterly results of operations for 1994 and 1993 are as follows:


                                                                Quarter Ended
                                        ------------------------------------------------------------
                                          March 31,       June 30,      September 30,   December 31,
                                            1994           1994             1994            1994
                                        ------------    ------------    ------------    ------------
            Interest income             $  2,915,000    $  3,514,000    $  3,414,000    $  1,561,000
            Interest expense               1,185,000       1,200,000       1,182,000       1,360,000
                                        ------------    ------------    ------------    ------------
            Net interest income            1,730,000       2,314,000       2,232,000         201,000
            Provision for loan losses        217,000         468,000       2,064,000       3,347,000(1)
            Other income                   1,143,000       1,091,000       1,149,000       2,619,000
            Other expense                  3,684,000       4,738,000       4,139,000       3,336,000
                                        ------------    ------------    ------------    ------------

            Net loss                    $ (1,028,000)   $ (1,801,000)   $ (2,822,000)   $ (3,863,000)
                                        ============    ============    ============    ============

                                                                Quarter Ended
                                        ------------------------------------------------------------
                                          March 31,       June 30,      September 30,   December 31,
                                            1993            1993            1993            1993
                                        ------------    ------------    ------------    ------------
            Interest income             $  3,925,000    $  4,031,000    $  3,624,000    $  2,632,000
            Interest expense               1,474,000       1,436,000       1,399,000       1,409,000
                                        ------------    ------------    ------------    ------------
            Net interest income            2,451,000       2,595,000       2,225,000       1,223,000
            Provision for loan losses        384,000         464,000         575,000       3,232,000(1)
            Other income                   1,245,000       1,282,000       1,458,000       1,320,000
            Other expense                  2,977,000       3,224,000       3,692,000       5,120,000(2)
                                        ------------    ------------    ------------    ------------

            Net income (loss)           $    335,000    $    189,000    $   (584,000)   $ (5,809,000)
                                        ============    ============    ============    ============




         (1) The substantial increase in the provision for loan losses is due to an increase in the level of nonperforming loans and the high level of charge-offs. Management represents that it was not practical to determine whether or not a portion of these substantial additional provisions should have been recorded in earlier quarters.


         (2) The substantial increase in other expense during the fourth quarter of 1993 resulted from the $1,494,000 provision for the estimated cost of environmental remediation for the foreclosed properties.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 18- SEGMENT FINANCIAL REPORTING

         The Company operates principally in two industries, real estate secured lending (including the origination and sale of loans) and trustee and foreclosure services. A summary of selected financial information by industry segment is as follows:

                                                                                      1992
                                                    1994             1993          (Unaudited)
                                                -------------    -------------    -------------
            Revenues
             Interest and other income from
               real estate secured lending      $  13,475,000    $  15,210,000    $  18,632,000
             Fees from trustee
               and foreclosure services             3,931,000        4,307,000        3,511,000
                                                -------------    -------------    -------------
                 Total revenues                 $  17,406,000    $  19,517,000    $  22,143,000
                                                =============    =============    =============
            Operating profit (loss)
             Real estate secured lending        $  (9,741,000)   $  (6,737,000)   $    (779,000)
             Trustee and foreclosure services         811,000        1,319,000        1,396,000
             General expenses                        (583,000)        (450,000)        (468,000)
                                                -------------    -------------    -------------
                 Income (loss) before
                   income taxes                 $  (9,513,000)   $  (5,868,000)   $     149,000
                                                =============    =============    =============
            Identifiable assets
             Real estate secured lending        $  97,930,000    $ 108,966,000    $ 115,998,000
             Trustee and foreclosure services       5,564,000        5,201,000        4,157,000
             General assets                           253,000          157,000           61,000
                                                -------------    -------------    -------------
                 Total assets                   $ 103,747,000    $ 114,324,000    $ 120,216,000
                                                =============    =============    =============

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 19- REGULATORY MATTERS AND CAPITAL ADEQUACY

         Memorandum of Understanding and Initial Orders to Cease and Desist with the Federal Deposit Insurance Corporation and California Department of Corporations

         In February 1993, Pacific Thrift, the FDIC, and the California Department of Corporations (DOC) entered into a Memorandum of Understanding (MOU). In connection with the MOU, Pacific Thrift was required to maintain primary capital in an amount that equals or exceeds 7.5% of its total assets; obtain and retain qualified management; notify and obtain approval from the FDIC and the DOC prior to adding any individual to the Board of Directors or employing any individual as a senior executive officer of Pacific Thrift; eliminate loans classified loss and reduce loans classified substandard to specified levels within a specified period of time; revise, adopt, and implement policies to provide effective guidance and control over Pacific Thrift's lending function; develop, adopt, and implement written policies governing relationships between Pacific Thrift, the Partnership, and other affiliated companies; establish and maintain an adequate reserve for loan losses and develop, adopt, and implement a policy and methodology for determining the adequacy of the reserve for loan losses; formulate and implement a budget for all categories of income and expense; revise, adopt, and implement a written liquidity and funds management policy; maintain assets within certain limits; obtain written consent from the FDIC and DOC prior to paying any cash dividends; refrain from extending additional credit to any borrower who has a loan from Pacific Thrift that has been adversely classified, unless the loan is classified as substandard or doubtful and the proper approval has been obtained; and take certain other actions.

         As of March 31, 1993, Pacific Thrift's total assets had moderately exceeded the limitation provided in the MOU. In addition, Pacific Thrift made certain payments in 1993 to the Partnership in excess of the amounts authorized under the Personnel Services Agreement between Pacific Thrift and the Partnership. The overpayment amount was repaid by the Partnership in April 1993. The Audit Committee of the Board of Directors of Pacific Thrift performed an investigation of the circumstances that allowed the overpayments to occur and determined that such overpayments reflected a weakness in the internal control procedures of Pacific Thrift with respect to intercompany payments. Accordingly, new control procedures were adopted by the Board of Directors of Pacific Thrift to prevent overpayments of any kind by Pacific Thrift to the Partnership in the future.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 19- REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

         Memorandum of Understanding and Initial Orders to Cease and Desist with the Federal Deposit Insurance Corporation and California Department of Corporations (Continued)

         In November 1993, the FDIC and DOC terminated the MOU and issued an Order to Cease and Desist (C&D) with the consent of Pacific Thrift. The C&D prohibits Pacific Thrift from paying excessive fees to affiliates in such a manner as to produce operating losses; prohibits Pacific Thrift from including accrued interest in the carrying amount of a property acquired by foreclosure on a loan; prohibits Pacific Thrift from accepting or renewing brokered deposits unless it is adequately capitalized and a waiver is obtained; requires Pacific Thrift to disclose any extensions of credit to executive officers or principal shareholders from a correspondent bank; requires Pacific Thrift to prepare and display minimum information in its disclosure statement; requires Pacific Thrift to comply with the limits specified in the California Industrial Loan Company regulations on the amount of outstanding thrift certificates, based on its unimpaired capital and surplus; requires Pacific Thrift to develop a comprehensive asset/liability management policy, including establishing a range for, and reducing, the volatile liability dependency ratio; requires Pacific Thrift to adopt and implement a written policy to increase its liquidity; and requires Pacific Thrift to adopt and implement a satisfactory policy governing the relationship between Pacific Thrift and its affiliates and to reduce the payment of management, consulting, and other fees to the affiliates to amounts that are reasonable and necessary for the services. See Note 20.

         In September 1994, the FDIC issued a second C&D with the consent of Pacific Thrift. The second C&D prohibits Pacific Thrift from operating in such a manner as to produce low earnings; requires Pacific Thrift to refrain from opening any additional offices without the prior written approval of the FDIC; requires Pacific Thrift to formulate and implement a written profit plan; and requires Pacific Thrift to provide the FDIC with a study of the operations and profitability of its loan production office opened in June 1994. See Note 20.

         Capital Adequacy

         Pacific Thrift is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by the FDIC that, if undertaken, could have a direct material effect on Pacific Thrift's financial statements. The regulations require Pacific Thrift to meet specific capital adequacy guidelines that involve quantitative measures of Pacific Thrift's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pacific Thrift's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 19- REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

         Capital Adequacy (Continued)

         Quantitative measures established by regulation to ensure capital adequacy require Pacific Thrift to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized as defined under the Prompt Corrective Action
         (PCA) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, Pacific Thrift must maintain the minimum Tier 1 leverage, Tier 1 risk- based, and total risk-based ratios presented in the table. Pacific Thrift's actual unaudited capital amounts and ratios as of December 31, 1993 were as follows:


                                                                               Capital Adequacy
                                                                            as of December 31, 1993
                                                                                  (Unaudited)
                                                                   ------------------------------------------
                                                                       Required                 Actual
                                                                     Amount (Ratio)         Amount (Ratio)
                                                                   ------------------    --------------------
            Tier 1 capital (to average  assets)                    $ 2,646,000  (4.0%)    $ 4,654,000  (7.0%)
            Tier 1 capital (to risk-weighted
              assets)                                                2,161,000  (4.0%)      4,654,000  (8.6%)
            Total capital (to risk-weighted
              assets)                                                4,322,000  (8.0%)      5,330,000  (9.9%)



         Pacific Thrift incurred losses in 1994 and, in December 1994, Pacific Thrift was notified by the FDIC that its tangible capital ratio (tangible capital compared to average total assets) as of October 31, 1994 was less than 2%. Based on the tangible and other capital ratios, Pacific Thrift was considered to be "critically undercapitalized" as defined under the PCA provisions. The PCA notice also stated that the FDIC may be required to place Pacific Thrift in receivership in March 1995. See Subsequent Events, Note 20.

         As a result of such PCA designation, Pacific Thrift became subject to mandatory requirements as of October 31, 1994, including, but not limited to, a requirement to submit a capital restoration plan to the FDIC and various restrictions on asset growth, acquisitions, new activities and branches, dividend payments, management fees, and executive compensation.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 19- REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

         Capital Adequacy (Continued)

         Subsequent to October 31, 1994, Pacific Thrift improved its capital position from "critically undercapitalized" to "undercapitalized" as a result of certain capital contributions and loan sales prior to December 31, 1994. Pacific Thrift's actual unaudited capital amounts and ratios as of December 31, 1994 were as follows:


                                                                            Capital Adequacy
                                                                        as of December 31, 1994
                                                                              (Unaudited)
                                                         ------------------------------------------------------
                                                               Required                          Actual
                                                             Amount(Ratio)                    Amount(Ratio)
                                                         --------------------              --------------------
       Tier 1 capital (to average assets)                $  3,216,000  (4.0%)              $  3,112,000  (3.9%)
       Tier 1 capital (to risk-weighted
        assets)                                             2,301,000  (4.0%)                 3,112,000  (5.4%)
       Total capital (to risk-weighted
        assets)                                             4,602,000  (8.0%)                 3,831,000  (6.7%)



         In addition, Pacific Thrift received an Order to Cure Deficiency of Net Worth (Order) from the DOC in connection with a $1,414,000 deficiency in its capital as of December 31, 1994. The Order requires that Pacific Thrift increase its capital to a level where the ratio of its outstanding thrift certificates compared to capital does not exceed the permitted ratio of 15 to 1. Based on the applicable section of the California Financial Code, failure to increase its capital within 120 days would require the DOC to take possession of the property and business of Pacific Thrift. See Subsequent Events, Note 20.

         Settlement with Department of Housing and Urban Development

         In April 1993, Pacific Thrift was notified by the Mortgagee Review Board of the Department of Housing and Urban Development (HUD) of certain alleged violations of certain requirements in the origination of 59 loans selected during its examination of Title I loan origination activities. Pacific Thrift was advised that HUD intended to seek civil money penalties and was considering an administrative action. Pacific Thrift filed a response to the allegations affirming its compliance with HUD requirements. On September 15, 1993, HUD and Pacific Thrift entered into a settlement agreement in which Pacific Thrift agreed not to seek claims for insurance on 24 loans that violated the prohibition against subordinating Title I loans to non-Title I loans, as well as on three loans in which the proceeds were used for ineligible purposes. HUD did not impose any penalties or take any other action.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 20- SUBSEQUENT EVENTS

         During February 1995, Pacific Thrift submitted its original capital restoration plan to the FDIC, but the FDIC denied approval of the plan and required certain modifications. During March 1995, Pacific Thrift submitted a revised capital restoration plan, including a guarantee by the Partnership and, in May 1995, the revised capital restoration plan was incorporated by reference in a new C&D (see below).

         In May 1995, Pacific Thrift was informed by the FDIC that, based on unaudited financial information in the Consolidated Report of Condition and Income (Call Report) filed for the first quarter of 1995, Pacific Thrift was "adequately capitalized" as of March 31, 1995. Based on such Call Report, Pacific Thrift's unaudited capital ratios as of March 31, 1995 were as follows:


                                                              Capital Ratio
                                                           as of March 31, 1995
                                                               (Unaudited)
                                                           --------------------
            Tier 1 capital (to average assets)                    5.5%
            Tier 1 capital (to risk-weighted assets)              7.2
            Total capital (to risk-weighted assets)               8.5

         In addition, Pacific Thrift was informed by the DOC that Pacific Thrift had cured the deficiency in its net worth as of April 30, 1995 and had complied with the Order.

         Also in May 1995, the FDIC terminated the prior C&Ds, and the FDIC and DOC issued a new comprehensive Order to Cease and Desist (the new C&D) with the consent of Pacific Thrift. The new C&D:

         (1) requires that Pacific Thrift have and retain qualified management;
         (2) requires that Pacific Thrift have Tier 1 capital which equals or exceeds 8% of total assets on or before September 30, 1995;
         (3) requires that Pacific Thrift maintain at least the minimum risk-based capital levels throughout the life of the new C&D;
         (4) requires Pacific Thrift to eliminate from its books, through charge-off or collection, all assets classified "loss" as of September 1994 within 10 days from the effective date of the new C&D;
         (5) requires Pacific Thrift to reduce assets classified "substandard" as of September 1994 to $6.5 million within 180 days and to $5 million within 365 days;
         (6) prohibits Pacific Thrift from extending any additional credit to any borrower who has a loan with Pacific Thrift which has been charged off or classified "loss";
         (7) requires Board of Directors or loan committee approval prior to the extension of additional credit to a borrower who has a loan classified "substandard";
         (8) requires Pacific Thrift to establish within 10 days, and then to maintain on a quarterly basis, an adequate allowance for loan losses;

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

NOTE 20- SUBSEQUENT EVENTS (CONTINUED)

         (9) requires that Pacific Thrift implement within 60 days the provisions of the capital restoration and business/profitability plans submitted to the FDIC in order to control overhead and other expenses and restore profitability;
         (10) requires that Pacific Thrift correct the violation of the thrift-to-capital ratio required under California law within 60 days;
         (11) requires that Pacific Thrift file with the FDIC amended Call Reports as of December 31, 1993 and as of the end of the first three quarters of 1994 which accurately reflect Pacific Thrift's financial condition as of those dates;
         (12) requires that throughout the life of the new C&D, Pacific Thrift shall file Call Reports which accurately reflect Pacific Thrift's financial condition as of the end of each period;
         (13) prohibits Pacific Thrift from paying cash dividends in any amount without the prior written approval of the FDIC;
         (14) prohibits Pacific Thrift from opening any additional offices without the prior written approval of the FDIC; and
         (15) requires the Company to submit written progress reports on a quarterly basis until the Company accomplishes the corrections and is released by the Regional Director of the FDIC and the Commissioner of the DOC.

         Noncompliance with the terms of the new C&D could result in various regulatory actions, including the assessment of civil money penalties, termination of deposit insurance, and placing Pacific Thrift in conservatorship or receivership. Although management expects that Pacific Thrift will substantially comply with the new C&D, there is no assurance as to the ultimate outcome. These consolidated financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

                                                                      SCHEDULE I
                                                                     Page 1 of 2

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                   Consolidating Schedule - Financial Position

                                December 31, 1994




                                                                                    Lenders
                                 Presidential    Pacific Thrift   Consolidated    Posting and
                                   Mortgage        and Loan       Reconveyance    Publishing
            ASSETS                 Company         Company          Company         Company
                                  -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS         $   655,000     $18,700,000     $   197,000     $    76,000

ACCOUNTS RECEIVABLE                     1,000       1,713,000       3,348,000          48,000

ACCRUED INTEREST RECEIVABLE           478,000         647,000            --              --

LOANS RECEIVABLE                   13,064,000      39,981,000            --              --

LOANS HELD FOR SALE                 2,605,000       9,406,000            --              --

RECEIVABLE FROM RELATED PARTY         426,000         235,000            --              --

EXCESS YIELD RECEIVABLE                  --           888,000            --              --

OTHER REAL ESTATE                   6,479,000       1,142,000            --              --

PROPERTY AND EQUIPMENT                 64,000       1,304,000         139,000           4,000

GOODWILL                            1,749,000            --              --              --

OTHER ASSETS                          379,000         388,000          34,000           8,000

INVESTMENT IN SUBSIDIARIES          4,732,000            --              --              --
                                  -----------     -----------     -----------     -----------
                                  $30,632,000     $74,404,000     $ 3,718,000     $   136,000
                                  ===========     ===========     ===========     ===========


                                       Eliminating Entries
                                   ---------------------------



            ASSETS                      Dr.             Cr.       Consolidated
                                   -----------     -----------    ------------
CASH AND CASH EQUIVALENTS                 --              --       $19,628,000

ACCOUNTS RECEIVABLE                       --       $    39,000       5,071,000

ACCRUED INTEREST RECEIVABLE               --              --         1,125,000

LOANS RECEIVABLE                          --              --        53,045,000

LOANS HELD FOR SALE                       --              --        12,011,000

RECEIVABLE FROM RELATED PARTY             --           183,000         478,000

EXCESS YIELD RECEIVABLE                   --              --           888,000

OTHER REAL ESTATE                         --              --         7,621,000

PROPERTY AND EQUIPMENT                    --           189,000       1,322,000

GOODWILL                                  --              --         1,749,000

OTHER ASSETS                              --              --           809,000

INVESTMENT IN SUBSIDIARIES         $ 7,640,000      12,372,000            --
                                   -----------     -----------     ------------
                                   $ 7,640,000     $12,783,000     $103,747,000
                                   ===========     ===========     ============




See independent auditors' report and notes to consolidated financial statements.

                                                                     SCHEDULE  I
                                                                     Page 2 of 2

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

             Consolidating Schedule - Financial Position (Continued)

                                December 31, 1994




                                                                                                    Lenders
                                             Presidential     Pacific Thrift    Consolidated      Posting and
                                               Mortgage         and Loan        Reconveyance       Publishing
        LIABILITIES AND PARTNERS' CAPITAL      Company          Company            Company          Company
                                             ------------     ------------      ------------     ------------
THRIFT CERTIFICATES PAYABLE
   Full-paid certificates                            --       $ 58,058,000              --               --
   Installment certificates                          --         11,443,000              --               --
                                             ------------     ------------      ------------     ------------
                                                     --         69,501,000              --               --
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $    971,000        1,280,000      $  2,187,000     $     89,000

   ACCRUED INTEREST PAYABLE                       234,000          171,000              --               --

   PAYABLE TO RELATED PARTY                       214,000             --                --               --

   MORTGAGE NOTES PAYABLE                       2,101,000          212,000              --               --

   NOTE PAYABLE                                14,778,000             --                --               --

   NOTE PAYABLE TO RELATED PARTY                  600,000             --              86,000             --

   PARTNERSHIP WITHDRAWALS PAYABLE              1,120,000             --                --               --
                                             ------------     ------------      ------------     ------------
                                               20,018,000       71,164,000         2,273,000           89,000
                                             ------------     ------------      ------------     ------------
   COMMITMENTS AND CONTINGENCIES

   PARTNERS' CAPITAL
    Common stock                                     --          3,000,000              --               --
    Additional paid-in capital                       --          7,880,000              --               --
    Accumulated deficit                              --         (7,640,000)             --               --
    Partners' capital                          10,614,000             --           1,445,000           47,000
                                             ------------     ------------      ------------     ------------
                                               10,614,000        3,240,000         1,445,000           47,000
                                             ------------     ------------      ------------     ------------
                                             $ 30,632,000     $ 74,404,000      $  3,718,000     $    136,000
                                             ============     ============      ============     ============




                                               Eliminating Entries
                                            -----------------------------



        LIABILITIES AND PARTNERS' CAPITAL       Dr.              Cr.          Consolidated
                                            ------------     ------------     ------------
THRIFT CERTIFICATES PAYABLE
   Full-paid certificates                           --               --       $ 58,058,000
   Installment certificates                         --               --         11,443,000
                                            ------------     ------------     ------------
                                                    --               --         69,501,000
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES    $     56,000             --          4,471,000

   ACCRUED INTEREST PAYABLE                         --               --            405,000

   PAYABLE TO RELATED PARTY                       80,000             --            134,000

   MORTGAGE NOTES PAYABLE                           --               --          2,313,000

   NOTE PAYABLE                                     --               --         14,778,000

   NOTE PAYABLE TO RELATED PARTY                  86,000             --            600,000

   PARTNERSHIP WITHDRAWALS PAYABLE                  --               --          1,120,000
                                            ------------     ------------     ------------
                                                 222,000             --         93,322,000
                                            ------------     ------------     ------------
   COMMITMENTS AND CONTINGENCIES

   PARTNERS' CAPITAL
    Common stock                               3,000,000             --               --
    Additional paid-in capital                 7,880,000             --               --
    Accumulated deficit                             --       $  7,640,000             --
    Partners' capital                          1,681,000             --         10,425,000
                                            ------------     ------------     ------------
                                              12,561,000        7,640,000       10,425,000
                                            ------------     ------------     ------------
                                            $ 12,783,000     $  7,640,000     $103,747,000
                                            ============     ============     ============




See independent auditors' report and notes to consolidated financial statements.

                                                                     SCHEDULE II

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                AND SUBSIDIARIES

                       Consolidating Schedule - Operations

                          Year Ended December 31, 1994




                                                                                                                        Lenders
                                                                 Presidential      Pacific Thrift    Consolidated     Posting and
                                                                  Mortgage           and Loan        Reconveyance      Publishing
                                                                   Company           Company           Company          Company
                                                                 ------------      ------------      ------------     ------------
INTEREST INCOME
   Loans receivable                                              $  2,969,000      $  8,034,000              --               --
   Deposits with financial institutions                                 1,000           400,000              --               --
                                                                 ------------      ------------      ------------     ------------
         Total interest income                                      2,970,000         8,434,000              --               --
                                                                 ------------      ------------      ------------     ------------
INTEREST EXPENSE
   Thrift certificates greater than $100,000                             --              28,000              --               --
   Other thrift certificates                                             --           2,917,000              --               --
   Notes payable                                                    1,974,000             8,000              --               --
                                                                 ------------      ------------      ------------     ------------

         Total interest expense                                     1,974,000         2,953,000              --               --
                                                                 ------------      ------------      ------------     ------------
         Net interest income                                          996,000         5,481,000              --               --

         PROVISION FOR LOAN LOSSES                                  4,682,000         1,414,000              --               --
                                                                 ------------      ------------      ------------     ------------
         Net interest income after provision for loan losses       (3,686,000)        4,067,000              --               --
                                                                 ------------      ------------      ------------     ------------
NONINTEREST INCOME
   Trustee and reconveyance fees                                         --                --        $  3,344,000             --
   Other income                                                       319,000           806,000              --       $    587,000
   Gain on sale of loans                                                 --             946,000              --               --
   Loan servicing fees                                                   --             545,000              --               --
   Equity in income (loss) of subsidiaries                         (2,001,000)             --                --               --
                                                                 ------------      ------------      ------------     ------------
                                                                   (1,682,000)        2,297,000         3,344,000          587,000
                                                                 ------------      ------------      ------------     ------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                     295,000         4,460,000         1,569,000          169,000
   General and administrative                                       1,752,000         4,081,000         1,168,000           89,000
   Related party fees                                               1,350,000              --                --               --
   Operations of other real estate                                    439,000           293,000              --               --
   Depreciation and amortization                                      310,000           437,000            29,000             --
                                                                 ------------      ------------      ------------     ------------
                                                                    4,146,000         9,271,000         2,766,000          258,000
                                                                 ------------      ------------      ------------     ------------
   INCOME (LOSS) BEFORE INCOME TAXES                               (9,514,000)       (2,907,000)          578,000          329,000

   INCOME TAXES                                                          --               1,000              --               --
                                                                 ------------      ------------      ------------     ------------
   NET INCOME (LOSS)                                             $ (9,514,000)     $ (2,908,000)     $    578,000     $    329,000
                                                                 ============      ============      ============     ============





                                                                        Eliminating Entries
                                                                  -----------------------------



                                                                       Dr.              Cr.         Consolidated
                                                                  ------------     ------------     ------------
INTEREST INCOME
   Loans receivable                                                       --               --       $ 11,003,000
   Deposits with financial institutions                                   --               --            401,000
                                                                  ------------     ------------     ------------
         Total interest income                                            --               --         11,404,000
                                                                  ------------     ------------     ------------
INTEREST EXPENSE
   Thrift certificates greater than $100,000                              --               --             28,000
   Other thrift certificates                                              --               --          2,917,000
   Notes payable                                                          --               --          1,982,000
                                                                  ------------     ------------     ------------

         Total interest expense                                           --               --          4,927,000
                                                                  ------------     ------------     ------------
         Net interest income                                              --               --          6,477,000

PROVISION FOR LOAN LOSSES                                                 --               --          6,096,000
                                                                  ------------     ------------     ------------
         Net interest income after provision for loan losses              --               --            381,000
                                                                  ------------     ------------     ------------
NONINTEREST INCOME
   Trustee and reconveyance fees                                          --               --          3,344,000
   Other income                                                           --               --          1,712,000
   Gain on sale of loans                                                  --            946,000
   Loan servicing fees                                            $    545,000             --               --
   Equity in income (loss) of subsidiaries                             907,000     $  2,908,000             --
                                                                  ------------     ------------     ------------
                                                                     1,452,000        2,908,000        6,002,000
                                                                  ------------     ------------     ------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                         --               --          6,493,000
   General and administrative                                             --               --          7,090,000
   Related party fees                                                     --            545,000          805,000
   Operations of other real estate                                        --               --            732,000
   Depreciation and amortization                                          --               --            776,000
                                                                  ------------     ------------     ------------
                                                                          --            545,000       15,896,000
                                                                  ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                                    1,452,000        3,453,000       (9,513,000)

INCOME TAXES                                                              --               --              1,000
                                                                  ------------     ------------     ------------
NET INCOME (LOSS)                                                 $  1,452,000     $  3,453,000     $ (9,514,000)
                                                                  ============     ============     ============



See independent auditors' report and notes to consolidated financial statements.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on July 24, 1995.


                              PRESIDENTIAL MORTGAGE COMPANY (Registrant)



                              By: s/JOEL R. SCHULTZ
                                  Joel R. Schultz, President of Presidential
                                  Services Corporation, General Partner of
                                  Presidential Management Company, a California limited partnership, general partner of the Registrant

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                   Title                             Date
   ---------                                   -----                             ----
s/JOEL R. SCHULTZ
  Joel R. Schultz                       Chief Managing Officer               July 24, 1995
                                        of Registrant; President
                                        of Presidential Services
                                        Corporation ("PSC"), general
                                        partner of Presidential
                                        Management Company, a
                                        California limited partnership,
                                        general partner of the Registrant



s/RICHARD D. YOUNG                      Chief Operating Officer
  Richard D. Young                      of the Registrant                    July 24, 1995



s/CHARLES J. SIEGEL                     Chief Financial Officer
  Charles J. Siegel                     of the Registrant                    July 24, 1995


s/RICHARD B. FREMED
  Richard B. Fremed                     Managing Officer of Registrant       July 24, 1995
                                        Vice-President, Secretary,
                                        Chief Financial Officer and
                                        Director of PSC



s/NORMAN A. MARKIEWICZ
  Norman A. Markiewicz                  Managing Officer                     July 24, 1995
                                        of the Registrant and
                                        Executive Vice President
                                        and a Director of PSC

                               Index of Exhibits


3.1 Fifth Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant (the "Partnership Agreement"), dated as of September 7, 1989, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission August 15, 1989 and amended by Amendment No. One thereto, as filed with the Securities and Exchange Commission on October 10, 1989 (Registration No. 33-30517) (the "1989 Registration Statement").

3.2 Certificate of Limited Partnership of the Registrant on Form LP-1, as filed with the California Secretary of State and currently in effect, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-11, filed with the Securities and Exchange Commission on November 13, 1984, as amended on February 4 and March 1, 1985, and declared effective on March 6, 1985 (Registration No. 2-94289) (the "1984 Registration Statement").

3.3 First Amendment to the Partnership Agreement dated as of May 15, 1993, incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on November 27, 1994 (the "1993 Annual Report").

3.4 Second Amendment to the Partnership Agreement dated as of January 1, 1994, incorporated by reference to Exhibit 3.4 of the 1993 Annual Report.

10.1 Employment Agreement, dated May 9, 1984, by and among Pacific and Loan Association and the Registrant, as employers, and Joel R. Schultz, as employee, as currently in effect only with the Registrant, incorporated by reference to Exhibit 10.2 of the 1984 Registration Statement.

10.2 Employment Agreement, dated May 9, 1984, by and among Pacific and Loan Association and the Registrant, as employers, and Norman A. Markiewicz, as employee, as currently in effect only with the Registrant, incorporated by reference to Exhibit 10.3 of the 1984 Registration Statement.

10.3 Personnel Services Agreement dated as of December 22, 1988, by and between Pacific Thrift and Loan Company, a California corporation and a wholly owned subsidiary of the Registrant, Presidential Management Company, a California limited partnership and general partner of the Registrant, and the Registrant, incorporated by reference to Exhibit 10.4 of the 1989 Registration Statement.

10.4 Loan Agreement (the "Loan Agreement"), dated as of August 28, 1990, as amended and restated May 20, 1992, and as further amended and restated as of September 28, 1994, by and among National Westminster Bank USA ("NatWest"), as Agent and a participating Bank, the banks signatory thereto (the "Banks"), and the Registrant, incorporated by reference to Exhibit 10.4 of the 1993 Annual Report.

10.5 Agreement for Purchase of Limited Partnership Interests of Consolidated Reconveyance Company and Lenders Posting and Publishing Company, dated as of July 1, 1990, incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 31, 1991.

10.6 Master Loan Purchase Agreement dated as of December 15, 1993 by and between Pacific Thrift and Loan Company and Aames Capital Corporation, incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on November 27, 1994.

10.7 Master Loan Purchase Agreement dated as of June 21, 1995 by and between Pacific Thrift and Loan Company and Aames Capital Corporation.

22.1             List of Subsidiaries