Form 10-Q
period 1995-03-31
PRESIDENTIAL MORTGAGE CO
filed 1995-08-02
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                QUARTERLY REPORT
                                ________________

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Company" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) decreased $2.0 million (1.9%) to $101.7 million at March 31, 1995 from $103.7 million at December 31, 1994. The decrease resulted primarily from declines in cash and cash equivalents, loans receivable, excess yield receivable, and interest receivable, offset by an increase in accounts receivable. Loans receivable decreased by $5.8 million (8.9%), to $59.3 million from $65.1 million, as a result of loan pay offs and loan sales. Cash and cash equivalents decreased by $1.3 million (6.9%), to $18.3 million from $19.6 million. Interest receivable declined by $.5 million (41.9%), to $.6 million from $1.1 million, primarily due to the reduction of the loan portfolio. Accounts receivable increased by $6.2 million (111.8%), primarily due to $6.1 million of loans originated for sale which were sold in March, for which payment was not received until April 1995. In addition, accounts receivable reflect an asset valued by management at $.8 million, representing the present value of an annual servicing released fee payable to Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, by the purchaser of certain loans originated for sale. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994,
Item 1. "Business -- Lending Activities -- Loans Originated for Sale."

         Total liabilities decreased $2.3 million (2.4%) to $91.1 at March 31, 1995 from $93.3 at December 31, 1994. The decrease resulted primarily from declines in notes payable, thrift certificates payable and mortgages payable on OREO. Notes payable decreased by $1.0 million (6.5%), to $13.8 million from $14.8 million, due to pay down of the bank debt. Thrift certificates decreased by $.5 million (.7%) to $69.0 million from $69.5 million. Mortgages payable on OREO decreased by $.5 million (22.1%), to $1.8 million from $2.3 million.

         Total partnership capital increased by $.2 million (2.0%) to $10.6 million from $10.4 million, due to net income of $.2 million earned during the quarter ended March 31, 1995.

RESULTS OF OPERATIONS

         The Company incurred a net operating loss of $.2 million for the quarter ended March 31, 1995, compared with a net operating loss of $1.0 million for the quarter ended March 31, 1994. However, due to the recognition of a $.4 million tax benefit from Pacific Thrift's operating loss carryforward, net income after taxes was $.2 million. The reduction in the net operating loss in the first quarter of 1995 was due primarily to an increase in total interest income. Total interest income increased by $1.2 million (41.5%), which included an increase of $1.1 million (37.0%) in interest and fees on loans receivable, due to increased originations and sales of loans originated for sale, and $.2 million (234.5%) in interest on investments, due to higher balances and yields on cash and cash equivalents. Total interest expense increased by $.2 million (18.6%) to $1.4 million from $1.2 million, due to increased rates paid by Pacific Thrift on thrift certificates under $100,000. Net interest income after provision for loan losses increased by $.8 million (50.4%).

         Noninterest income decreased by less than $.1 million ($4.4%) to $1.09 million from $1.14 million, primarily as a result of a $.1 million decrease in trustee and reconveyance fees. Noninterest expense decreased by $.1 million (2.5%) to $3.6 million from $3.7 million, primarily as a result of a $.2 million reduction in expenses on OREO and a $.1 million reduction in general and administrative expense, partially offset by a net loss on sales of OREO of less than $.1 million.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $.4 million for the first quarter of 1995, compared with $.2 million for the first quarter of 1994. The total allowance for loan losses was $3.9 million at March 31, 1995 compared with $4.3 million at December 31, 1994, reflecting sales and payoffs of loans as to which reserves had previously been taken and improvements in status in some portfolio loans. Included in loan sales were $2 million in Title I loans, as to which Pacific Thrift had previously reserved $.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At March 31, 1995, cash and cash equivalent assets totalled $18.3 million, compared with $19.6 million at December 31, 1994. Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At March 31, 1995, Pacific Thrift was classified as "adequately capitalized." See the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Item 1. "Business -- Supervision and Regulation -- Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

         At March 31, 1995, the Company had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1995 totalled $57.2 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Company used $4.5 million in cash from operating activities from December 31, 1994 through March 31, 1995, primarily reflecting a temporary increase of $6.2 million in loans originated for sale which were sold in March 1995 for which payment was received in April. In addition, accounts receivable reflects an asset valued by management at $.8 million, representing the present value of an annual servicing released fee payable to Pacific Thrift by the purchaser of certain loans originated for sale. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Item 1. "Business -- Lending Activities -- Loans Originated for Sale."

         The Company realized $4.5 million from investing activities for the three months ended March 31, 1995, primarily due to a net decrease of $5.3 million in loans receivable.

         The Company used $1.4 million from financing activities for the three months ended March 31, 1995, primarily reflecting a $.5 million decrease in thrift certificates and a $1.0 million decrease in the bank debt. No distributions or withdrawal payments were made to limited partners in accordance with the restrictions on such payments under the bank loan agreement.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings since the date of filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the quarter ended March 31, 1995.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

                 None.

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES


                          Consolidated Balance Sheets
                                   Unaudited

                      December 31, 1994 and March 31, 1995

                                                                    MARCH 31,      DECEMBER 31,
                                                                      1995             1994
                   Assets

Cash & cash equivalents                                           $ 18,279,000     $ 19,628,000
Accounts receivable, net                                            11,752,000        5,549,000
Interest receivable                                                    653,000        1,125,000
Loans receivable, net  (Note 2)                                     59,280,000       65,056,000
Excess yield receivable                                                526,000          888,000
Real estate acuqired in settlement of loans                          7,504,000        7,621,000
Property and equipment, net                                          1,513,000        1,322,000
Goodwill                                                             1,676,000        1,749,000
Other assets                                                           511,000          809,000
                                                                  ------------     ------------
                                                                  $101,694,000     $103,747,000
                                                                  ============     ============

      Liabilities and Partners' Capital

Liabilities:
  Thrift certificates payable                                       69,032,000       69,501,000
  Accounts payable, accrued expenses and interest payable            5,299,000        5,610,000
  Partnership withdrawals payable                                    1,120,000        1,120,000
  Notes payable                                                     13,809,000       14,778,000
  Mortgages payable - secured by real estate acquired in
    settlement of loans                                              1,802,000        2,313,000
                                                                  ------------     ------------
                                                                  $ 91,062,000     $ 93,322,000
                                                                  -------------    ------------

Partners' capital                                                   10,632,000       10,425,000
                                                                  ------------     ------------
                                                                  $101,694,000     $103,747,000
                                                                  ============     ============

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited

                                                                  THREE MONTHS ENDED
                                                                March 31,     March 31,
                                                                  1995          1994
Interest Income:
  Interest and fees on loans receivable                         3,901,000     2,848,000
  Interest on investments                                         226,000        67,000
                                                               ----------    ----------
                                      Total interest income     4,127,000     2,915,000
Interest Expense:
  Interest on thrift certificates greater than $100,000             4,000        14,000
  Interest on other thrift certificates                           976,000       661,000
  Interest on notes payable                                       425,000       510,000
                                                               ----------    ----------
                                     Total interest expense     1,405,000     1,185,000
                                                               ----------    ----------
Net interest income                                             2,722,000     1,730,000
Provision for loan losses                                         446,000       217,000
                                                               ----------    ----------
         Net interest income afer provision for loan losses     2,276,000     1,513,000

Noninterest income:
  Trustee and reconveyance fees                                   785,000       877,000
  Other income                                                    308,000       266,000
  Gain on sale of Title I loans                                         0             0
                                                               ----------    ----------
                                                                1,093,000     1,143,000
Noninterest expense:
  General and administrative                                    1,413,000     1,511,000
  Salaries, employee benefits and personnel services            1,797,000     1,759,000
  Amortization of organization costs                               28,000        13,000
  Depreciation and amortization                                   116,000       135,000
  Expenses on real estate acquired in settlement of loans         161,000       348,000
  Net (gain)loss on sales of real estate acquired
    in settlement of loans                                         77,000       (82,000)
                                                               ----------    ----------
                                                                3,592,000     3,684,000
                                                               ----------    ----------
                            Net income before tax provision      (223,000)   (1,028,000)
                                                               ----------    ----------
  Tax Provision                                                  (430,000)            0
                                                               ----------   -----------
                                                 Net income       207,000    (1,028,000)
                                                               ==========   ===========

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations.

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 1995 and 1994

                                              Three Months  Three Months
                                                 Ended         Ended
                                                3-31-95       3-31-94
Cash flows from operating activities:
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
  Net income                                      207,000    (1,028,000)
  Depreciation & Amortization                     144,000       149,000
  Provision for loan losses                       446,000       217,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                77,000       (82,000)
(Increase) decrease in asset accounts:
  Accounts Receivable                          (6,203,000)      535,000
  Interest receivable                             472,000       182,000
  Excess yield receivable                         362,000        87,000
  Goodwill                                         73,000       187,000
  Other assets                                    270,000      (623,000)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses
  and Interest Payable                           (312,000)     (939,000)

Net cash provided by (used in) operating      -----------   -----------
activities                                     (4,464,000)   (1,315,000)
                                              -----------   -----------
Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable       5,331,000    (4,768,000)
  Increase in Property & Equipment               (307,000)     (566,000)
  Decrease in Mortgages Payable on Other
    Real Estate                                  (511,000)     (321,000)
  Decrease in Other Real Estate                    40,000       554,000
  Proceeds from repayment of receivable
  from related party                                    0             0
                                              -----------   -----------
Net cash provided by (used in) investing
activities                                      4,553,000    (5,101,000)
                                              -----------   -----------
Cash flow from financing activities:
  Distribution to Partners                              0             0
  Withdrawal of Partnership Shares                      0             0
  Increase in Thrift Certificates                (469,000)    5,957,000
  Decrease in Line of Credit                     (969,000)     (850,000)
  Proceeds from issuance of partnership
    shares                                              0             0
                                              -----------   -----------
Net cash provided by (used in) financing
activities                                     (1,438,000)    5,107,000
                                              -----------   -----------
Net decrease in Cash and Cash Equivalents      (1,349,000)   (1,309,000)

Cash and Cash Equivalents at Year End          19,628,000    13,219,000
                                              -----------   -----------
Cash and Cash Equivalents at March 31,         18,279,000    11,910,000
                                              ===========   ===========


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

2)       Loans Receivable

         The following is a summary of Loans Receivable:

                                @ 3-31-95     @ 12-31-94
Interest bearing loans          $64,470,000   $70,791,000
Deferred loan fees, net          (1,251,000)   (1,428,000)
Allowance for loan losses        (3,940,000)   (4,307,000)
                                -----------   -----------
            Total               $59,279,000   $65,056,000
                                ===========   ===========

     The following is a summary of the Allowance for Loan Losses:

Balance at 12-31-94             $4,307,000
Additions to reserve               446,000
Chargeoffs/recoveries             (813,000)
                                ----------
Balance at 3-31-95              $3,940,000
                                ==========

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PRESIDENTIAL MORTGAGE COMPANY
                                                   (Registrant)



July 31, 1995                             JOEL R. SCHULTZ
                                          ---------------
                                          Joel R. Schultz,
                                          Chief Managing Officer of Registrant;
                                          President of Presidential Services
                                          Corporation ("PSC"), general partner
                                          of Presidential Management Company, a
                                          California limited partnership,
                                          general partner of the Registrant


July 31, 1995                             CHARLES J. SIEGEL
                                          -----------------
                                          Charles J. Siegel,
                                          Chief Financial and Accounting Officer
                                          of the Registrant