Form 10-Q
period 1995-06-30
PRESIDENTIAL MORTGAGE CO
filed 1995-08-15
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                QUARTERLY REPORT
                             ---------------------


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR


/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
         ---------                                           ----------

                         Commission file number 2-94289

                         PRESIDENTIAL MORTGAGE COMPANY
             (Exact name of Registrant as specified in its charter)

            California                                   95-3611304
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                            21031 Ventura Boulevard
                       Woodland Hills, California  91364
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

                           Consolidated Balance Sheet
                                   Unaudited

                      December 31, 1994 and June 30, 1995

                                                                 JUNE 30,         DECEMBER 31,
                                                                  1995               1994
              Assets

Cash & cash equivalents                                        $13,840,000        19,628,000
Accounts receivable, net                                        10,393,000         5,549,000
Interest receivable                                                559,000         1,125,000
Loans receivable, net (note 2)                                  55,739,000        65,056,000
Excess yield receivable                                          1,805,000           888,000
Real estate acquired in settlement of loans                      5,291,000         7,621,000
Property and equipment, net                                      1,537,000         1,322,000
Goodwill                                                         1,651,000         1,749,000
Other assets                                                     1,407,000           809,000
                                                                -----------      ------------
Total Assets                                                   $92,222,000       103,747,000
                                                                ===========      ============



        Liabilities and Partners' Capital

Liabilities:
  Thrift certificates payable                                  $64,748,000        69,501,000
  Accounts payable, accrued expenses and interest payable        4,945,000         5,610,000
  Partnership withdrawals payable                                1,120,000         1,120,000
  Notes payable                                                 10,000,000        14,778,000
  Mortgages payable - secured by real estate acquired in
    settlement of loans                                          1,313,000         2,313,000
                                                                -----------      ------------
                                                               $82,126,000        93,322,000
                                                                -----------      ------------

Partners' Capital                                               10,096,000        10,425,000

                                                                -----------      ------------
Total Liabilities & Partners' Capital                          $92,222,000       103,747,000
                                                                ===========      ============

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          June 30,      June 30,           June 30,       June 30,
                                                                           1995           1994              1995           1994
Interest Income:
  Interest and fees on loans receivable                                  4,009,000      3,449,000         7,910,000      6,296,000
  Interest on deposits with banks                                          233,000         65,000           459,000        131,000
                                                                         ---------     ----------         ---------     ----------
                                     Total interest income               4,242,000      3,514,000         8,369,000      6,427,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                      2,000          5,000             6,000         19,000
  Interest on other thrift certificates                                  1,045,000        663,000         2,021,000      1,324,000
  Interest on notes payable                                                379,000        532,000           804,000      1,042,000
                                                                         ---------     ----------         ---------     ----------
                                    Total interest expense               1,426,000      1,200,000         2,831,000      2,385,000
                                                                         ---------     ----------         ---------     ----------
Net interest income                                                      2,816,000      2,314,000         5,538,000      4,042,000
Provision for loan losses                                                  554,000        468,000         1,000,000        685,000
                                                                         ---------     ----------         ---------     ----------
        Net interest income afer provision for loan losses               2,262,000      1,846,000         4,538,000      3,357,000

Noninterest income:
  Trustee and reconveyance fees                                            738,000        813,000         1,523,000      1,690,000
  Other income                                                             285,000        278,000           593,000        546,000
                                                                         ---------     ----------         ---------     ----------
                                                                         1,023,000      1,091,000         2,116,000      2,236,000
Noninterest expense:
  General and administrative                                             1,729,000      1,807,000         3,142,000      3,317,000
  Salaries, employee benefits and personnel services                     1,895,000      1,983,000         3,692,000      3,742,000
  Amortization of organization costs                                        45,000         25,000            73,000         39,000
  Depreciation and amortization                                            123,000        136,000           239,000        271,000
  Expenses on real estate acquired in settlement of loans                 (136,000)       588,000            25,000        935,000
  Net loss (gain) on sales of real estate acquired
    in settlement of loans                                                 249,000        199,000           326,000        117,000
                                                                         ---------     ----------         ---------     ----------
                                                                         3,905,000      4,738,000         7,497,000      8,421,000
                                                                         ---------     ----------         ---------     ----------
                           Net income before tax provision                (620,000)    (1,801,000)         (843,000)    (2,828,000)
                                                                         ---------     ----------         ---------     ----------
Tax Provision                                                              (84,000)             0          (514,000)             0
                                                                         ---------     ----------         ---------     ----------
                            Net income after tax provision                (536,000)    (1,801,000)         (329,000)    (2,828,000)
                                                                         =========     ==========         =========     ==========

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                    Six months ended June 30, 1995 and 1994

                                                      Six Months        Six Months
                                                         Ended            Ended
                                                        6-30-95          6-30-94
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
  Net income                                            (329,000)      (2,828,000)
  Depreciation & Amortization                            312,000          310,000
  Provision for loan losses                            1,000,000          685,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                      326,000          117,000
(Increase) decrease in asset accounts:
  Accounts Receivable                                 (4,844,000)         467,000
  Interest receivable                                    566,000          511,000
  Excess yield receivable                               (917,000)         168,000
  Goodwill                                                98,000         (132,000)
  Other assets                                          (671,000)        (935,000)
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses
                                                        (665,000)        (787,000)

Net cash provided by (used in) operating              ----------       ----------
activities                                            (5,124,000)      (2,424,000)
                                                      ----------       ----------
Cash flows from investing activities:
  (Increase) Decrease in Loans Receivable              8,317,000        1,609,000
  (Increase) Decrease in Prop & Equip                   (454,000)        (429,000)
  Decrease in Mortgages Payable on Other
    Real Estate                                       (1,000,000)        (264,000)
  Decrease in Other Real Estate                        2,004,000          283,000
  Proceeds from repayment of receivable
  from related party                                           0                0
                                                      ----------       ----------
Net cash provided by (used in) investing               8,867,000        1,199,000
activities                                            ----------       ----------

Cash flow from financing activities:
  Distribution to Partners                                     0                0
  Withdrawal of Partnership Shares                             0                0
  Decrease in Thrift Certificates                     (4,753,000)       4,130,000
  Decrease in Line of Credit                          (4,778,000)      (3,000,000)
  Proceeds from issuance of partnership
    shares                                                     0                0
                                                      ----------       ----------
Net cash provided by (used in) financing              (9,531,000)       1,130,000
activities                                            ----------       ----------

Net decrease in Cash and Cash Equivalents             (5,788,000)         (95,000)

Cash and Cash Equivalents at Year End                 19,628,000       13,219,000
                                                      ----------       ----------
Cash and Cash Equivalents at June 30,                 13,840,000       13,124,000
                                                      ==========       ==========

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES


                     Notes to Combined Financial Statements


1) The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (all of which are of a normal recurring nature) which are necessary to fairly state the Partnership's financial position, its cash flows and the results of its operations. The Partnership presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosure contained in the Partnership's most recent annual report has been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons including changes in interest rates, volume of loans origi- nated and loans paid off.


2)  Loans Receivable

    The following is a summmary of Loans Receivable:

                                             at 6-30-95     at 12-31-94
    Interest bearing loans                  $60,779,000    $70,791,000
    Deferred loan fees, net                  (1,240,000)    (1,428,000)
    Allowance for loan losses                (3,800,000)    (4,307,000)
                                            -----------    -----------
                        Total               $55,739,000    $65,056,000
                                            ===========    ===========


    The following is a summmary of Allowance for Loan Losses:


    Balance at 12-31-94                       $ 4,307,000
    Additions to reserve                        1,000,000
    Charge offs/recoveries                     (1,507,000)
                                              -----------
    Balance at 6-30-95                        $ 3,800,000
                                              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Company" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) decreased $11.5 million (11.1%) to $92.2 million at June 30, 1995 from $103.7 million at December 31, 1994. The decrease resulted primarily from declines in cash and cash equivalents, loans receivable, real estate acquired in settlement of loans ("OREO") and interest receivable, offset by increases in accounts receivable and excess yield receivable. Loans receivable decreased by $9.3 million (14.3%), to $55.7 million from $65.1 million, as a result of loan pay offs and loan sales. Cash and cash equivalents decreased by $5.8 million (29.5%), to $13.8 million from $19.6 million. However, this decline in cash and cash equivalents was offset by a $4.8 million (87.3%) increase in accounts receivable, to $10.4 million at June 30, 1995 from $5.5 million at December 31, 1994. Accounts receivable reflected $6.4 million due for loans sold as of June 30, 1995, for which payment was not received until July 1995. Excess yield receivable increased $.9 million
(100%), to $1.8 million from $.9 million, reflecting primarily the present value of an annual servicing released fee payable to Pacific Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, by the purchaser of certain loans originated for sale. See the Company's
Annual Report on Form 10-K for the year ended December 31, 1994, Item 1. "Business -- Lending Activities -- Loans Originated for Sale." OREO declined by $2.3 million (30.6%), to $5.3 million at June 30, 1995 from $7.6 million at December 31, 1994, reflecting sales of OREO. Interest receivable declined by $.6 million (50.3%), to $.5 million from $1.1 million, primarily due to the reduction of the loan portfolio.

         Total liabilities decreased $11.2 million (12.0%) to $82.1 million at June 30, 1995 from $93.3 at December 31, 1994. The decrease resulted from declines in notes payable, thrift certificates payable, accounts payable, accrued expenses and interest payable and mortgages payable on OREO. Notes payable decreased by $4.8 million (32.4%), to $10.0 million from $14.8 million, due to pay down of the bank debt. Thrift certificates payable decreased by $4.8 million (6.8%) to $64.7 million from $69.5 million, reflecting the reduction in total assets of Pacific Thrift. Accounts payable, accrued expenses and interest payable decreased by $.7 million (11.9%), to $4.9 million from $5.6 million at December 31, 1994, primarily due to a $.4 million reduction in accrued expenses for the environmental remediation of OREO acquired by Pacific Thrift after receiving a lower bid for completion of the work. Mortgages payable on OREO decreased by $1.0 million (43.2%), to $1.3 million from $2.3 million, due to sale of OREO.

         Total partnership capital decreased by $.3 million (3.2%) to $10.1 million from $10.4 million, due to net losses of $.3 million incurred during the six months ended June 30, 1995.

RESULTS OF OPERATIONS

         The Company incurred a net operating loss of $.6 million for the quarter ended June 30, 1995, compared with a net operating loss of $1.8 million for the quarter ended June 30, 1994. Net operating losses for the six months ended June 30, 1995 were $.8 million, compared with $2.8 million for the six months ended June 30, 1994. However, due to the recognition of tax benefits from Pacific Thrift's operating loss carryforward equal to $.1 million for the second quarter and $.5 million for the six months ended June 30, 1995, net losses after taxes were $.5 million for the quarter ended June 30, 1995 and $.3 million for the six months ended June 30, 1995. The reduction in the net operating loss in the first and second quarters of 1995 was due primarily to increases in total interest income and decreases in noninterest expenses from the first and second quarters of 1994. Total interest income increased by $.7 million (20.7%) for the quarter and $1.9 million (30.2%) for the six months ended June 30, 1995, from the same periods of 1994. Total interest expense increased by $.2 million (18.8%) for the quarter and $.4 million (18.7%) for the six months ended June 30, 1995 from the same periods of 1994, due to higher interest rates paid on thrift certificates by Pacific Thrift. Net interest income after provision for loan losses increased by $.4 million (22.5%) for the quarter and $1.2 million (35.2%) for the six months ended June 30, 1995, from the same periods of 1994.

         Noninterest income decreased by less than $.1 million (6.2%) for the quarter and by $.1 million (5.4%) for the six months ended June 30, 1995, primarily as a result of decreases in trustee and reconveyance fees.
Noninterest expense decreased by $.8 million (17.6%) for the quarter and $.9 million (11.0%) for the six months ended June 30, 1995. Reductions in noninterest expense were primarily due to reductions in general and administrative expenses, salaries, employee benefits and personnel services, and expenses on OREO. General and administrative expenses declined by $.1 million (4.3%) for the quarter and $.2 million (5.3%) for the six months ended June 30, 1995 from the same periods of 1994. Salaries, employee benefits and personnel services decreased by $.1 million (4.4%) for the quarter and $.05 million (1.3%) for the six months ended June 30, 1995 from the same periods of 1994. Expenses on OREO decreased by $.7 million (123%) for the quarter and $.9 million (97.3%) for the six months ended June 30, 1995 compared with the same periods of 1994. Offsetting these reductions were increases in losses on sales of OREO of $.05 million (25%) for the quarter and $.2 million (178.6%) for the six months ended June 30, 1995, compared with the same periods of 1994.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $.55 million for the quarter and $1.0 million for the six months ended June 30, 1995, compared with $.47 million for quarter and $.68 million for the same periods of 1994. The total allowance for loan losses was $3.8 million at June 30, 1995 compared with $4.3 million at December 31, 1994, reflecting sales and payoffs of loans as to which reserves had previously been taken and improvements in status in some portfolio loans.

LIQUIDITY AND CAPITAL RESOURCES

         The primary source of the Company's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At June 30, 1995, cash and cash equivalent assets totalled $13.8 million, compared with $19.6 million at December 31, 1994. However, this did not reflect an additional receivable of $6.4 million for loans sold as of June 30, 1995 which was paid for in July 1995. Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At June 30, 1995, Pacific Thrift was classified as "adequately capitalized." See the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Item 1. "Business -- Supervision and Regulation -- Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

         At June 30, 1995, the Company had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1995 totalled $52.9 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Company used $5.1 million in cash from operating activities from December 31, 1994 through June 30, 1995. This includes a deduction from cash for the $6.4 million receivable for loans sold at June 30, 1995 which were paid for in July 1995.

         The Company realized $8.9 million from investing activities for the six months ended June 30, 1995, primarily due to a net decrease of $8.3 million in loans receivable.

         The Company used $9.5 million in financing activities for the six months ended June 30, 1995, primarily reflecting a $4.7 million decrease in thrift certificates and a $4.8 million decrease in the bank debt. No distributions or withdrawal payments were made to limited partners in accordance with the restrictions on such payments under the bank loan agreement.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         At the end of March 1995, Pacific Thrift and one of its employees were served with a complaint by a lending industry competitor filed in the superior court for Los Angeles County on March 24, 1995. The complaint alleges that Pacific Thrift's employee wrongfully used certain trade secrets of the competitor and wrongfully solicited another employee of the plaintiff to join Pacific Thrift. The complaint seeks injunctive relief and unspecified actual and punitive damages. Plaintiff's motion for a preliminary injunction was denied at a hearing held in August 1995, and management believes that the complaint is without merit.

         There have been no other material developments in legal proceedings since the date of filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the quarter ended June 30, 1995.

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


                                                PRESIDENTIAL MORTGAGE COMPANY
                                                (Registrant)



August 14, 1995         JOEL R. SCHULTZ
                        ---------------
                        Joel R. Schultz,
                        Chief Managing Officer of Registrant; President of
                        Presidential Services Corporation ("PSC"), general partner of Presidential Management Company, a California limited partnership, general partner of the Registrant


August 14, 1995         CHARLES J. SIEGEL
                        -----------------
                        Charles J. Siegel,
                        Chief Financial and Accounting Officer of the Registrant