Form 10-Q
period 1995-09-30
PRESIDENTIAL MORTGAGE CO
filed 1995-11-14
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
                               QUARTERLY REPORT

                                 ___________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
     TO _____________

                        Commission file number 2-94289

                        PRESIDENTIAL MORTGAGE COMPANY
            (Exact name of Registrant as specified in its charter)

             California                                   95-3611304
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification Number)

                           21031 Ventura Boulevard
                       Woodland Hills, California 91364
              (Address of Principal Executive Office) (Zip Code)
      Registrant's telephone number, including area code (818) 992-8999

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES      NO  X.
                                               ---     ---

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                   Unaudited

                    December 31, 1994 and September 30, 1995

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1995             1994
                          Assets

Cash & cash equivalents                                                      $   10,013,000   $   19,628,000
Accounts receivable, net                                                          9,462,000        5,549,000
Interest receivable                                                                 924,000        1,125,000
Loans receivable, net (note 2)                                                   46,992,000       53,045,000
Loans held for sale                                                               2,380,000       12,011,000
Excess yield receivable                                                             462,000          888,000
Real estate acquired in settlement of loans                                       5,336,000        7,621,000
Property and equipment, net                                                       1,484,000        1,322,000
Goodwill                                                                          1,752,000        1,749,000
Other assets                                                                      1,243,000          809,000
                                                                               -------------    -------------
                                                                             $   80,048,000   $  103,747,000
                                                                               =============    =============


            Liabilities and Partners' Capital

Liabilities:
  Thrift certificates payable                                                $   54,811,000   $   69,501,000
  Accounts payable, accrued expenses and interest payable                         5,292,000        5,610,000
  Partnership withdrawals payable                                                 1,120,000        1,120,000
  Notes payable                                                                   8,450,000       14,778,000
  Mortgages payable - secured by real estate acquired in
    settlement of loans                                                           1,095,000        2,313,000
                                                                               -------------    -------------
                                                                             $   70,768,000   $   93,322,000
                                                                               -------------    -------------

Partners' Capital                                                                 9,280,000       10,425,000

                                                                               -------------    -------------
                                                                             $   79,983,000   $  103,747,000
                                                                               =============    =============

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       September 30, September 30,      September 30, September 30,
                                                                           1995          1994               1995          1994
         Interest Income:
           Interest and fees on loans receivable                         2,223,000     2,614,000          6,803,000     8,296,000
           Interest on deposits with banks                                 125,000       151,000            584,000       284,000
                                                                       ------------  ------------       ------------  ------------
                                             Total interest income       2,348,000     2,765,000          7,387,000     8,580,000
         Interest Expense:
           Interest on thrift certificates greater than $100,000                 0         5,000              6,000        24,000
           Interest on other thrift certificates                           927,000       746,000          2,948,000     2,071,000
           Interest on notes payable                                       321,000       430,000          1,125,000     1,472,000
                                                                       ------------  ------------       ------------  ------------
                                            Total interest expense       1,248,000     1,181,000          4,079,000     3,567,000
                                                                       ------------  ------------       ------------  ------------
         Net interest income                                             1,100,000     1,584,000          3,308,000     5,013,000
         Provision for loan losses                                         861,000     2,064,000          1,861,000     2,749,000
                                                                       ------------  ------------       ------------  ------------
                Net interest income after provision for loan losses        239,000      (480,000)         1,447,000     2,264,000

         Noninterest income:
           Trustee and reconveyance fees                                   797,000       815,000          2,320,000     2,505,000
           Other income                                                    229,000       334,000            822,000       879,000
           Gain on Sale of Loans                                         2,360,000       649,000          5,690,000     1,263,000
                                                                       ------------  ------------       ------------  ------------
                                                                         3,386,000     1,798,000          8,832,000     4,647,000
         Noninterest expense:
           General and administrative                                    1,778,000     1,669,000          4,920,000     4,986,000
           Salaries, employee benefits and personnel services            2,268,000     1,918,000          5,960,000     5,660,000
           Amortization of organization costs                               56,000       111,000            129,000       150,000
           Depreciation and amortization                                   127,000       115,000            366,000       386,000
           Expenses on real estate acquired in settlement of loans         218,000       450,000            243,000     1,385,000
           Net loss (gain) on sales of real estate acquired
             in settlement of loans                                         47,000      (123,000)           373,000        (6,000)
                                                                       ------------  ------------       ------------  ------------
                                                                         4,494,000     4,140,000         11,991,000    12,561,000
                                                                       ------------  ------------       ------------  ------------
                                   Net income before tax provision        (869,000)   (2,822,000)        (1,712,000)   (5,650,000)
                                                                       ------------  ------------       ------------  ------------
                                                     Tax provision         (53,000)            0           (567,000)            0
                                                                       ------------  ------------       ------------  ------------
                                                        Net income        (816,000)   (2,822,000)        (1,145,000)   (5,650,000)
                                                                       ============  ============       ============  ============

         See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                 Nine months ended September 30, 1995 and 1994

                                                     Nine Months   Nine Months
                                                        Ended         Ended
                                                       9-30-95       9-30-94
       Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating
       activities:
         Net income                                   (1,145,000)   (5,650,000)
         Depreciation & Amortization                     495,000       536,000
         Provision for loan losses                     1,861,000     2,749,000
         Net (gain) loss on sales of real estate
           acquired in settlement of loans               373,000        (6,000)
       (Increase) decrease in asset accounts:
         Accounts Receivable                          (3,913,000)   (6,073,000)
         Interest receivable                             201,000       558,000
         Excess yield receivable                         426,000       242,000
         Goodwill                                         (3,000)     (106,000)
         Other assets                                   (563,000)     (748,000)
       Increase (decrease) in liability accounts:
         Accounts payable and accrued expenses
                                                        (318,000)   (1,149,000)

       Net cash provided by (used in) operating      ------------  ------------
       activities                                     (2,586,000)   (9,647,000)
                                                     ------------  ------------
       Cash flows from investing activities:
         (Increase) Decrease in Loans Receivable      15,260,000    11,835,000
         Increase in Property & Equipment               (204,000)     (638,000)
         Decrease in Mortgages Payable on Other
           Real Estate                                 1,218,000       207,000
         Decrease in Other Real Estate                (2,285,000)     (341,000)
         Proceeds from repayment of receivable
         from related party                                    0             0
                                                     ------------  ------------
       Net cash provided by (used in) investing       13,989,000    11,063,000
       activities                                    ------------  ------------

       Cash flow from financing activities:
         Distribution to Partners                              0             0
         Withdrawal of Partnership Shares                      0             0
         Decrease in Thrift Certificates             (14,690,000)    7,009,000
         Decrease in Line of Credit                   (6,328,000)   (5,485,000)
         Proceeds from issuance of partnership
           shares                                              0             0
                                                     ------------  ------------
       Net cash provided by (used in) financing      (21,018,000)    1,524,000
       activities                                    ------------  ------------

       Net decrease in Cash and Cash Equivalents      (9,615,000)    2,940,000

       Cash and Cash Equivalents at Year End          19,628,000    13,219,000
                                                     ------------  ------------
       Cash and Cash Equivalents at Sept 30,          10,013,000    16,159,000
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


2)  Loans Receivable

    The following is a summmary of Loans Receivable:

                                               @ 9-30-95     @ 12-31-94
    Interest bearing loans                  $  51,639,000 $  58,780,000
    Deferred loan fees, net                      (972,000)   (1,428,000)
    Allowance for loan losses                  (3,675,000)   (4,307,000)
                                              ------------  ------------
                        Total               $  46,992,000 $  53,045,000
                                              ============  ============


    The following is a summmary of Allowance for Loan Losses:


    Balance at 12-31-94                     $   4,307,000
    Additions to reserve                        1,861,000
    Charge offs/recoveries                     (2,493,000)
                                              ------------
    Balance at 9-30-95                      $   3,675,000
                                              ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

        Total consolidation assets of Presidential Mortgage Company (referred to herein as the "Partnership" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) decreased $23.7 million (22.8%) to $80.0 million at September 30, 1995 from $103.7 million at December 31, 1994. The decrease resulted primarily from declines in cash and cash equivalents, loans receivable, excess yield receivable, real estate acquired in settlement of loans ("OREO") and interest receivable, offset by increases in accounts receivable. Loans receivable decreased by $6.0 million (11.4%), to $47.0 million from $53.0 million, as a result of loan pay offs and loan sales. Cash and cash equivalents decreased by $9.6 million (49.0%), to $10.0 million from $19.6 million. However, this decline in cash and cash equivalents was offset by a $3.9 million (70.5%) increase in accounts receivable, to $9.5 million at September 30, 1995 from $5.6 million at December 31, 1994. Accounts receivable reflected $3.6 million due for loans sold as of September 30, 1995, for which payment was not received until October 1995. Excess yield receivable decreased $.4 million, (48.0%) to $.5 million from $.9 million.
OREO declined by $2.3 million (30.0%), to $5.3 million at September 30, 1995 from $7.6 million at December 31, 1994, reflecting sales of OREO. Interest receivable declined by $.2 million (17.9%), to $.9 million from $1.1 million, primarily due to the reduction of the loan portfolio.

        Total liabilities decreased $22.5 million (24.1%) to $70.8 million at September 30, 1995 from $93.3 at December 31, 1994. The decrease resulted from declines in notes payable, thrift certificates payable, accounts payable, accrued expenses and interest payable and mortgages payable on OREO. Notes payable decreased by $6.3 million (42.8%), to $8.4 million from $14.8 million, due to pay down of the bank debt. Thrift certificates payable decreased by $14.7 million (21.1%) to $54.8 million from $69.5 million, reflecting the reduction in total assets of Pacific Thrift and Loan Company ("Pacific Thrift"). Accounts payable, accrued expenses and interest payable decreased by $.3 million (5.7%), to $5.3 million from $5.6 million at December 31, 1994, primarily due to a $.4 million reduction in accrued expenses for the environmental remediation of OREO acquired by Pacific Thrift after receiving a lower bid for completion of the work. Mortgages payable on OREO decreased by $1.2 million (52.7%), to $1.1 million from $2.3 million, due to sale of OREO.

        Total partnership capital decreased by $1.1 million (10.6%) to $9.3 million from $10.4 million, due to net losses of $1.1 million incurred during the nine months ended September 30, 1995.

RESULTS OF OPERATIONS

GENERAL

        The Partnership incurred a net operating loss of $.9 million before tax provision for the quarter ended September 30, 1995, compared with a net operating loss of $2.8 million for the quarter ended September 30, 1994. The reduction in the net operating loss in the first three quarters of 1995 was due primarily to increases in noninterest income and decreases in noninterest expenses from the same period of 1994. Net operating losses for the nine months ended September 30, 1995 were $1.7 million before tax provision and $1.1 million after tax provision reflecting a tax benefit due to Pacific Thrift's net operating loss carryforwards of $.6 million, compared with net operating losses of $5.7 million for the nine months ended September 30, 1994. Pacific Thrift has a remaining net operating loss carryforward of $6.8 million as of December 31, 1994, which may be used to offset tax liability on future taxable income of Pacific Thrift.

NET INTEREST INCOME

        Net interest income before provision for loan losses decreased by $.5 million (30.5%) for the third quarter of 1995, and by $1.7 million (34.0%) for the nine months ended September 30, 1995, compared to the same periods of 1994, as a result of the reduction in total interest income and increase in total interest expense. Total interest income decreased by $.4 million (15.1%) for the third quarter of 1995 and by $1.2 million (13.9%) for the nine months ended September 30, 1995, compared to the same periods of 1994, due to reductions in the loan portfolio. Total interest expense increased by $.1 million (5.7%) for the third quarter of 1995 and by $.5 million (14.3%) for the nine months ended September 30, 1995, compared to the same periods of 1994, due to higher market interest rates on thrift certificates by Pacific Thrift.

PROVISION FOR LOAN LOSSES

        The provision for loan losses was $.9 million for the third quarter and $1.9 million for the nine months ended September 30, 1995, compared with $2.1 million and $2.7 million for the same periods of 1994. The total allowance for loan losses was $3.7 million at September 30, 1995 compared with $4.3 million at December 31,

1994, reflecting sales and payoffs of loans as to which reserves had previously been taken and improvements in status in some portfolio loans.

        The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. The ratio of nonaccrual loans past due 90 days or more to total loans was 2.53% at September 30, 1995. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 281.61% at September 30, 1995.

NONINTEREST INCOME

        Total noninterest income increased by $1.6 million (88.3%) for the quarter and by $4.2 million (90.0%) for the nine months ended September 30, 1995, compared to the same periods of 1994, due to increase in gains on sale of loans by Pacific Thrift. Gains on sale of loans increased by $1.7 million (263.7%) for the third quarter of 1995 and by $4.4 million (350.5%) for the three quarters ended September 30, 1995, compared to the same periods of 1995. Pacific Thrift has sold a total of $106 million of loans during the first nine months of 1995, for a total gain on sale of $5.6 million. These sales included $98 million of securitizable loans, for a gain on sale of $5.4 million, $7 million of portfolio loans, for a gain on sale of $.2 million and $1 million of home improvement loans, sold at par value. Trustee and reconveyance fees decreased by less than $.1 million (2.2%) for the third quarter of 1995 and by $.2 million (7.4%) for the nine months ended September 30, 1995, compared to the same periods of 1994.

NONINTEREST EXPENSE

        Noninterest expense increased by $.4 million (8.6%) for the third quarter and decreased by $.6 million (4.5%) for the nine months ended September 30, 1995, compared to the same periods of 1994. Reductions in noninterest expense were primarily due to reductions in expenses on OREO, partially offset by increases in salaries, employee benefits and personnel services and net losses on sales of OREO. General and administrative expenses increased by $.1 million (6.5%) for the third quarter of 1995 but decreased by $.1 million (1.3%) for the nine months ended September 30, 1995, compared to the same periods of 1994. Salaries, employee benefits and personnel services increased by $.4 million (18.2%) for the third quarter and by $.3 million (5.3%) for the nine months ended September 30, 1995, compared to the same periods of 1994. Expenses on OREO decreased by $.2 million (51.5%) for the third quarter and by $1.1 million (82.5%) for the nine months ended September 30, 1995, compared to the same periods of 1994. The Partnership recognized net losses on sales of OREO of $47,000 for the third quarter of 1995 and $.4 million for the nine months ended September 30, 1995, compared with gains of $.1 million and $6,000 for the same periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

        Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis. The primary source of Pacific Thrift's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At September 30, 1995, cash and cash equivalent assets totalled $10.0 million, compared with $19.6 million at December 31, 1994. However, this did not reflect an additional receivable of $3.6 million for loans sold as of September 30, 1995 which was paid for in October 1995.

        Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At September 30, 1995, Pacific Thrift was classified as "adequately capitalized" by the FDIC, and its regulatory capital ratios met the FDIC regulatory definition of "well capitalized." However, because Pacific Thrift is currently subject to a Cease and Desist Order, which requires it to maintain a certain capital level (which it currently meets), Pacific Thrift may be classified by the FDIC as "adequately capitalized." See Annual Report on Form 10-K for the year ended December 31, 1994, Item 1. "Business - Supervision and Regulation - Regulatory Actions."

        At September 30, 1995, the Partnership had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1995 totalled $36.3 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

        As indicated in the Statements of Cash Flows, the Partnership used $2.6 million in cash from operating activities from January 1, 1995 through September 30, 1995. This includes a deduction from cash for the $3.6 million receivable for loans sold at September 30, 1995 which were paid for in October 1995.

        The Partnership realized $14.0 million from investing activities for the nine months ended September 30, 1995, primarily due to a net decrease of $15.3 million in loans receivable.

        The Partnership used $21.0 million in financing activities for the nine months ended September 30, 1995, primarily reflecting a $14.7 million decrease in thrift certificates and a $6.3 million decrease in the bank debt. No distributions or withdrawal payments were made to limited partners in accordance with the restrictions on such payments under the bank loan agreement.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        There have been no material developments in legal proceedings since the date of filing of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES.

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to the vote of security holders during the quarter ended September 30, 1995.

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            None.

        (b) Reports on Form 8-K.

            On September 28, 1995, the Partnership filed a Report on Form 8-K dated September 12, 1995, regarding a termination of Ernst & Young, LLP, as independent public accountants of the Partnership and the appointment of BDO Seidman, LLP as the Partnership's independent public accountants.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PRESIDENTIAL MORTGAGE COMPANY
                                       (Registrant)




November 10, 1995                JOEL R. SCHULTZ
                                 -----------------------------------------------
                                 Joel R. Schultz
                                 Chief Managing Officer of Registrant; President of Presidential Services Corporation ("PSC"), general partner of Presidential Management
                                 Company, a California limited partnership, general partner of the Registrant

November 10, 1995                CHARLES J. SIEGEL
                                 -----------------------------------------------
                                 Charles J. Siegel,
                                 Chief Financial and Accounting Officer of the Registrant