Form 10-Q/A
period 1995-03-31
PRESIDENTIAL MORTGAGE CO
filed 1995-11-30
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
                           AMENDED QUARTERLY REPORT
                                ________________

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

RESULTS OF OPERATIONS

         The Company incurred a net operating loss of $.2 million for the quarter ended March 31, 1995, compared with a net operating loss of $1.0 million for the quarter ended March 31, 1994. However, due to the recognition of a $.4 million tax benefit from Pacific Thrift's operating loss carryforward, net income after taxes was $.2 million. The reduction in the net operating loss in the first quarter of 1995 was due primarily to an increase in total interest income. Total interest income decreased by $.3 million (10.4%), due to a reduction of $.5 million (16.2%) in interest and fees on loans receivable. Total interest expense increased by $.2 million (18.6%) to $1.4 million from $1.2 million, due to increased rates paid by Pacific Thrift on thrift certificates under $100,000. Net interest income for the quarter ended March 31, 1995 compared with the same quarter of the prior year decreased by $.5 million (30.2%), and by $.8 million (49.7%) after provision for loan losses.

         Noninterest income increased by $1.5 million (128%) to $2.6 million from $1.1 million, primarily as a result of a $1.5 million increase in gains on sale of loans and a $.1 million decrease in trustee and reconveyance fees. Noninterest expense decreased by $.1 million (2.5%) to $3.6 million from $3.7 million, primarily as a result of a $.2 million reduction in expenses on OREO and a $.1 million reduction in general and administrative expense, partially offset by a net loss on sales of OREO of less than $.1 million.

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

                         PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                       Consolidated Statements of Income
                                   Unaudited

                                                                  THREE MONTHS ENDED
                                                                March 31,     March 31,
                                                                  1995          1994
Interest Income:
  Interest and fees on loans receivable                         2,386,000     2,848,000
  Interest on investments                                         226,000        67,000
                                                               ----------    ----------
                                      Total interest income     2,612,000     2,915,000
Interest Expense:
  Interest on thrift certificates greater than $100,000             4,000        14,000
  Interest on other thrift certificates                           976,000       661,000
  Interest on notes payable                                       425,000       510,000
                                                               ----------    ----------
                                     Total interest expense     1,405,000     1,185,000
                                                               ----------    ----------
Net interest income                                             1,207,000     1,730,000
Provision for loan losses                                         446,000       217,000
                                                               ----------    ----------
         Net interest income afer provision for loan losses       761,000     1,513,000

Noninterest income:
  Trustee and reconveyance fees                                   785,000       877,000
  Other income                                                    308,000       266,000
  Gain on sale of Title I loans                                 1,515,000             0
                                                               ----------    ----------
                                                                2,608,000     1,143,000
Noninterest expense:
  General and administrative                                    1,413,000     1,511,000
  Salaries, employee benefits and personnel services            1,797,000     1,759,000
  Amortization of organization costs                               28,000        13,000
  Depreciation and amortization                                   116,000       135,000
  Expenses on real estate acquired in settlement of loans         161,000       348,000
  Net (gain)loss on sales of real estate acquired
    in settlement of loans                                         77,000       (82,000)
                                                               ----------    ----------
                                                                3,592,000     3,684,000
                                                               ----------    ----------
                            Net income before tax provision      (223,000)   (1,028,000)
                                                               ----------    ----------
  Tax Provision                                                  (430,000)            0
                                                               ----------   -----------
                                                 Net income       207,000    (1,028,000)
                                                               ==========   ===========

See accompanying Notes to Consolidated Financial Statements and Management's discussion and Analysis of Financial Condition and Results of Operations.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PRESIDENTIAL MORTGAGE COMPANY
                                                   (Registrant)



November 29, 1995                         JOEL R. SCHULTZ
                                          ---------------
                                          Joel R. Schultz,
                                          Chief Managing Officer of Registrant;
                                          President of Presidential Services
                                          Corporation ("PSC"), general partner
                                          of Presidential Management Company, a
                                          California limited partnership,
                                          general partner of the Registrant


November 29, 1995                         CHARLES J. SIEGEL
                                          -----------------
                                          Charles J. Siegel,
                                          Chief Financial and Accounting Officer
                                          of the Registrant