Form 10-Q/A
period 1995-06-30
PRESIDENTIAL MORTGAGE CO
filed 1995-11-30
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q/A
                           AMENDED QUARTERLY REPORT
                             ---------------------


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
                                   Unaudited

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          June 30,      June 30,           June 30,       June 30,
                                                                           1995           1994              1995           1994
Interest Income:
  Interest and fees on loans receivable                                  2,191,000      2,835,000         4,577,000      5,682,000
  Interest on deposits with banks                                          233,000         65,000           459,000        131,000
                                                                         ---------     ----------         ---------     ----------
                                     Total interest income               2,424,000      2,900,000         5,036,000      5,813,000
Interest Expense:
  Interest on thrift certificates greater than $100,000                      2,000          5,000             6,000         19,000
  Interest on other thrift certificates                                  1,045,000        663,000         2,021,000      1,324,000
  Interest on notes payable                                                379,000        532,000           804,000      1,042,000
                                                                         ---------     ----------         ---------     ----------
                                    Total interest expense               1,426,000      1,200,000         2,831,000      2,385,000
                                                                         ---------     ----------         ---------     ----------
Net interest income                                                        998,000      1,700,000         2,205,000      3,428,000
Provision for loan losses                                                  554,000        468,000         1,000,000        685,000
                                                                         ---------     ----------         ---------     ----------
        Net interest income after provision for loan losses                444,000      1,232,000         1,205,000      2,743,000

Noninterest income:
  Trustee and reconveyance fees                                            738,000        813,000         1,523,000      1,690,000
  Other income                                                             285,000        278,000           593,000        546,000
  Gain on sale of loans                                                  1,818,000        614,000         3,333,000        614,000
                                                                         ---------     ----------         ---------     ----------
                                                                         2,841,000      1,705,000         5,449,000      2,050,000
Noninterest expense:
  General and administrative                                             1,729,000      1,807,000         3,142,000      3,317,000
  Salaries, employee benefits and personnel services                     1,895,000      1,983,000         3,692,000      3,742,000
  Amortization of organization costs                                        45,000         25,000            73,000         39,000
  Depreciation and amortization                                            123,000        136,000           239,000        271,000
  Expenses on real estate acquired in settlement of loans                 (136,000)       588,000            25,000        935,000
  Net loss (gain) on sales of real estate acquired
    in settlement of loans                                                 249,000        199,000           326,000        117,000
                                                                         ---------     ----------         ---------     ----------
                                                                         3,905,000      4,738,000         7,497,000      8,421,000
                                                                         ---------     ----------         ---------     ----------
                           Net income before tax provision                (620,000)    (1,801,000)         (843,000)    (2,828,000)
                                                                         ---------     ----------         ---------     ----------
Tax Provision                                                              (84,000)             0          (514,000)             0
                                                                         ---------     ----------         ---------     ----------
                            Net income after tax provision                (536,000)    (1,801,000)         (329,000)    (2,828,000)
                                                                         =========     ==========         =========     ==========


        See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Company" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) decreased $11.5 million (11.1%) to $92.2 million at June 30, 1995 from $103.7 million at December 31, 1994. The decrease resulted primarily from declines in cash and cash equivalents, loans receivable, excess yield receivable, real estate acquired in settlement of loans ("OREO") and interest receivable, offset by increases in accounts receivable and excess yield receivable. Loans receivable decreased by $9.3 million (14.3%), to $55.7 million from $65.1 million, as a result of loan pay offs and loan sales.
Cash and cash equivalents decreased by $5.8 million (29.5%), to $13.8 million from $19.6 million. However, this decline in cash and cash equivalents was offset by a $4.8 million (87.3%) increase in accounts receivable, to $10.4 million at June 30, 1995 from $5.5 million at December 31, 1994. Accounts receivable reflected $6.4 million due for loans sold as of June 30, 1995, for which payment was not received until July 1995. Excess yield receivable increased $.9 million, to $1.8 million from $.9 million, reflecting primarily the present value of an annual servicing released fee payable to Pacific
Thrift and Loan Company ("Pacific Thrift"), the Company's primary operating subsidiary, by the purchaser of certain loans originated for sale. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994,
Item 1. "Business -- Lending Activities -- Loans Originated for Sale." OREO declined by $2.3 million (30.6%), to $5.3 million at June 30, 1995 from $7.6 million at December 31, 1994, reflecting sales of OREO. Interest receivable declined by $.6 million (50.3%), to $.5 million from $1.1 million, primarily due to the reduction of the loan portfolio.

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

         The reduction in the net operating loss in the first and second quarters of 1995 was due primarily to increases in noninterest income and decreases in noninterest expenses from the first and second quarters of 1994. Total interest income decreased by $.5 million (16.4%) for the quarter and $.8 million (13.4%) for the six months ended June 30, 1995, from the same periods of 1994. Total interest expense increased by $.2 million (18.8%) for the quarter and $.4 million (18.7%) for the six months ended June 30, 1995 from the same periods of 1994, due to higher interest rates paid on thrift certificates by Pacific Thrift. Net interest income before provision for loan losses decreased by $.7 million (41.3%) for the quarter and $1.2 million (35.7%) for the six months ended June 30, 1995, from the same periods of 1994. Net interest income after provision for loan losses decreased by $.8 million (64.0%) for the quarter and $1.5 million (56.1%) for the six months ended
June 30, 1995, from the same periods of 1994.

         Noninterest income increased by $1.1 million (66.6%) for the quarter and by $2.6 million (91.2%) for the six months ended June 30, 1995, primarily as a result of increases in gain on sale of loans, partially offset by decreases in trustee and reconveyance fees. Gains on sale of loans increased by $1.2 million (196.1%) for the quarter and $2.7 million (442.8%) for the six months ended June 30, 1995. Noninterest expense decreased by $.8 million (17.6%) for the quarter and $.9 million (11.0%) for the six months ended June 30, 1995. Reductions in noninterest expense were primarily due to reductions in general and administrative expenses, salaries, employee benefits and personnel services, and expenses on OREO. General and administrative expenses declined by $.1 million (4.3%) for the quarter and $.2 million (5.3%) for the six months ended June 30, 1995 from the same periods of 1994. Salaries, employee benefits and personnel services decreased by $.1 million (4.4%) for the quarter and $.05 million (1.3%) for the six months ended
June 30, 1995 from the same periods of 1994. Expenses on OREO decreased by $.7 million (123%) for the quarter and $.9 million (97.3%) for the six months ended June 30, 1995 compared with the same periods of 1994. Offsetting these

                                   SIGNATURES

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