Form 10-K405
period 1995-12-31
PRESIDENTIAL MORTGAGE CO
filed 1996-04-01
CIK 757078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                              ---------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995
                                       OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO    .
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of February 29, 1996, the aggregate market value of the voting limited partnership interests of the Registrant held by non-affiliates of the Registrant, based on the price at which such interests were originally sold, was as follows: Class A Limited Partnership Interests: $278,750; Class B Limited Partnership Interests: $2,581,000; Class C Limited Partnership Interests:
$13,234,375; Class D Limited Partnership Interests: $11,980,500; Class E Limited Partnership Interests: $10,497,000; Distribution Reinvestment Plan Units:
$255,723; aggregate total of all Limited Partnership Interests held by non-affiliates: $38,827,348.

                       Documents Incorporated by Reference

         None.

ITEM 1.  BUSINESS

THE PARTNERSHIP

         Presidential Mortgage Company, is a California limited partnership formed in 1981 (referred to herein on a consolidated basis with its subsidiaries as "the Partnership" and on an unconsolidated basis as "Presidential"). Since 1986, Presidential Management Company has been the sole general partner of the Partnership. The Partnership has four operating subsidiaries: Pacific Thrift and Loan Company ("Pacific Thrift"), a California corporation; Consolidated Reconveyance Company ("CRC"), a California limited partnership; Lenders Posting and Publishing Company ("LPPC"), a California limited partnership; and Consolidated Reconveyance Corporation, a Washington corporation ("CRC Washington"). The Partnership operates in two business segments: (i) the real estate lending business, which is conducted through Presidential and Pacific Thrift and (ii) the trust deed foreclosure service business, which is conducted through CRC and LPPC. (See Note 18 of the Notes to Consolidated Financial Statements.) In 1994, the Partnership formed two new subsidiaries, Pacific United Group, Inc., a Delaware corporation, and Pacific Unified Mortgage, Inc., a Delaware corporation, in preparation for a proposed restructuring plan of the Partnership. See "Business -- Restructuring Plan." Neither of these subsidiaries has conducted any significant business operations as of December 31, 1995.

         Until 1990, Presidential conducted lending activities directly and through Pacific Thrift. Since 1990 new lending activities have been conducted exclusively through Pacific Thrift, and Presidential has acted primarily as a holding company for the operations of its subsidiaries. The executive offices of the Partnership and the Corporation are located at 21031 Ventura Boulevard, Woodland Hills, California, telephone number (818) 992-8999.

PACIFIC THRIFT

         Pacific Thrift is a California licensed industrial loan company that commenced business in 1988 and is supervised and regulated by the California Department of Corporations ("DOC") and the Federal Deposit Insurance Corporation ("FDIC"). The deposits of Pacific Thrift are insured by the FDIC up to applicable limits. Pacific Thrift conducts its operations at its main office in Woodland Hills and produces loans through five loan production offices located in Walnut Creek, San Jose, Costa Mesa and West Covina, California and, Bellevue, Washington. In addition, Pacific Thrift originates loans through 60 commission based loan representatives (as of December 31, 1995) who operate in California, Washington and nine other states, but Pacific Thrift does not maintain offices for such representatives except those based in California and Washington. Pacific Thrift focuses its lending activities exclusively on real estate secured loans to individuals and small businesses. Pacific Thrift does not offer lease financing or credit lines. Pacific Thrift offers passbook accounts, term certificates and money market certificates. Pacific Thrift does not offer other traditional banking services, such as checking accounts, travelers' checks or safe deposit boxes.

         For the past year, management of Pacific Thrift has concentrated on improving its operations, by: (i) increasing fee income from loans originated for sale; (ii) improving asset quality; and (iii) restoring and maintaining capital ratios in excess of regulatory requirements. Management believes that it has successfully achieved these goals. Gains on sale of loans originated for sale increased by $7.7 million (890.0%), to $8.6 million for the year ended December 31, 1995 compared with $.9 million for the year ended December 31, 1994. Management's goal is to continue growth of gains on sale of loans through 1996. Asset quality, measured as the percentage of adversely classified assets compared with the total loan and OREO portfolio, improved to 9.65% at December 31, 1995 compared to 14.5% at December 31, 1994. Capital ratios improved from "adequately capitalized" to levels which would be deemed "well capitalized" in the absence of an order requiring the maintenance of capital. However, since Pacific Thrift was subject to a Cease and Desist Order issued May 18, 1995 by the FDIC (the "1995 Order") as of December 31, 1995, Pacific Thrift was classified as "adequately capitalized" on that date, in spite of its higher capital ratios. In March 1996, as a result of its improved capital ratios and operations, the FDIC proposed that Pacific Thrift enter into a Memorandum of Understanding ("MOU") with the FDIC that would replace the 1995 Order. See "Supervision and Regulation -- Regulatory Actions."

         Pacific Thrift earned net income of $3.2 million for the year ended December 31, 1995, compared with net losses of approximately $2.9 million and $3.2 million for the years ended December 31, 1994 and 1993, respectively. The net income earned in 1995 reflect primarily the substantial increase in gains on sale of loans in 1995 compared with all prior periods. Net losses in 1994 and 1993 were due primarily to increased loan losses on Pacific Thrift's loan portfolio caused by continuing declines in the value of California real estate held as collateral.

CRC, CRC WASHINGTON AND LPPC

         CRC is a California limited partnership formed by the General Partner in December 1986 and purchased by the Partnership in 1990. CRC provides foreclosure related services on real estate trust deeds, including conduct of foreclosure sales and trust deed reconveyances. LPPC was formed by the General Partner in 1990 and purchased by the Partnership in the same year. LPPC provides posting and publishing of notices of default and notices of sale for CRC and other trust deed foreclosure companies. CRC provides services on California trust deeds to over 300 banks, thrifts, mortgage banks, life insurance companies and federal regulatory agencies located across the country.

Approximately one-third of CRC's revenues are derived from lenders located outside of California, and management anticipates that this percentage will continue to grow. Less than 5% of the revenues of CRC or of LPPC are derived from services provided to the Partnership and Pacific Thrift.

         In October 1995, the Partnership incorporated a new wholly-owned subsidiary, CRC Reconveyance Corporation, a Washington corporation ("CRC Washington"). CRC Washington will provide foreclosure related services on real estate trust deeds secured by property located in the State of Washington. CRC Washington will reimburse Pacific Thrift for office space used by CRC Washington at the office of Pacific Thrift in Bellevue, Washington. CRC Washington has not conducted significant business operations as of the date hereof.

         Trustee foreclosure services accounted for net income of approximately $.9 million, $.9 million and $1.4 million for each of the years ended December 31, 1995, 1994 and 1993, respectively. Management believes that the primary reason for the decline in net income has been the merger or acquisition of many small lending companies into larger banks and lending companies. The acquiring entities often have affiliated foreclosure service companies or arrangements with other foreclosure service companies, resulting in the loss of business to CRC. CRC has been able to replace many of its lost customers with new customers, which has partially mitigated the loss of some accounts. CRC has now refocused its marketing strategy to target primarily small and medium-sized lenders. CRC has hired a sales representative in the San Diego area, and is seeking a sales representative for the northern California area. In the meantime, CRC's southern California sales representatives are covering the northern California area. Management of CRC believes that it can increase net income by increasing its volume of sales through its current marketing strategy. There can be no assurance, however, that it will successfully increase net income.

RESTRUCTURING PLAN

         On November 24, 1995, the Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission ("SEC") in connection with a proposed restructuring plan of the Partnership, the terms of which will be presented for the vote of the limited partners in 1996. On March 1, 1996, an Amendment to the Registration Statement on Form S-4 was filed with the SEC, together with a Registration Statement on Form S-1 in connection with a proposed public offering to be conducted concurrently with the restructuring plan. The terms of the restructuring plan and concurrent public offering are subject to change, and will not be finalized until the Registration Statements are declared effective by the SEC. Management currently anticipates that the restructuring plan will be presented for the vote of the limited partners of the Partnership in April 1996.

BUSINESS STRATEGY

         Management of the Partnership has developed a business strategy which emphasizes the continued growth of loan fee income from loans originated for sale and securitization. The following are the major components of this strategy:

        - CONTINUE TO EMPHASIZE FEE INCOME FROM LOANS ORIGINATED FOR SALE. Pacific Thrift has developed the ability to originate a high volume of mortgage loans for sale to larger mortgage lenders for securitization. For the year ended December 31, 1995, Pacific Thrift increased gains on sale of loans originated for sale by $7.7 million (890%), to $8.6 million from $.9 million for the prior year. By focusing its business on the origination of loans for sale, Pacific Thrift has reduced its reliance on interest income, the primary source of income for traditional banks and mortgage lenders. The origination of loans for sale substantially mitigates the credit risks associated with loan defaults, because the risk of loss on loans is transferred to the loan purchasers, subject to standard representations and warranties made by Pacific Thrift to the loan purchasers at the time of sale for which Pacific Thrift remains liable.

        - INCREASE VOLUME OF LOANS ORIGINATED FOR SALE IN STATES IN WHICH PACIFIC THRIFT HAS RECENTLY COMMENCED LENDING OPERATIONS. In 1994, management of Pacific Thrift began to implement a geographic expansion strategy to increase the volume of loans originated for sale. Pacific Thrift first expanded operations into the western states of Washington, Oregon and Nevada, where certain officers had previous experience with mortgage lending operations. Pacific Thrift later expanded lending operations into Colorado, Arizona and Utah, and began exploring other regions for possible lending operations. As of December 31, 1995, Pacific Thrift had loan representatives in 11 states, including the states of Washington, Oregon, California, Idaho, Nevada, Arizona, Utah, Colorado, New York, Connecticut and Massachusetts. In addition, as of December 31, 1995, Pacific Thrift was in the early stages of commencing operations in Minnesota, Missouri, Illinois, Florida, Georgia, Virginia, Pennsylvania, Delaware and Maryland.

        - EXPAND LOAN OPERATIONS INTO NEW STATES. Now that Pacific Thrift has developed policies and procedures for expanding the origination of loans for sale in new states, management believes that it may continue its expansion into new geographic areas in a manner consistent with safe and sound banking practices. As of December 31, 1995, management was preparing to commence operations in Texas, New Mexico, North Carolina and South Carolina. Management has targeted the states of West Virginia, Kentucky, Tennessee, Hawaii, Ohio, Indiana, Wisconsin, Michigan, Vermont, New Hampshire, Kansas, Oklahoma, Louisiana, Iowa, New Jersey, Rhode Island and the District of Columbia for commencing loan origination activity within the next 12 months.

        - MINIMIZE OVERHEAD COSTS BY OPERATING WITHOUT OFFICES IN MOST AREAS. Management of Pacific Thrift has developed an operating system which allows it to expand lending operations in new areas without opening loan production offices. Whenever possible, a senior loan officer with experience in an existing Pacific Thrift office is transferred to a new region to hire local loan representatives on a commission-only basis. The senior loan officer supervises and trains the local representatives, all of whom operate independently without office space. Local loan representatives typically have contacts with local mortgage loan brokers, which provide sources of loan referrals. All loan applications and supporting documentation are delivered to Pacific Thrift's California loan review office for all processing and underwriting. As operations expand in one or more locations, Pacific Thrift may consider renting small offices as necessary to facilitate business operations. However, management believes that Pacific Thrift may effectively conduct business without the expense and risk of undertaking long-term lease and other overhead obligations in most locations.

        -         CONTINUE TO EVALUATE POSSIBLE SECURITIZATION PROGRAMS.
                  Although management does not believe that historical loan volume levels support securitization programs by Pacific Thrift directly, management will continue to evaluate possible programs to securitize loans to the extent that future lending volume permits. Management believes that such programs could further enhance revenues of Pacific Thrift because, as sponsor of securitization programs, Pacific Thrift would earn more by retaining the interest spread and servicing fees which it currently releases for a premium as a seller of loans. In addition, Pacific Thrift would then consider the purchase of loan production from other originators to enhance loan volume.

        -         GRADUALLY REBUILD PACIFIC THRIFT'S LOAN PORTFOLIO BALANCE.
                  Although management intends to emphasize loans originated for sale, it also intends to gradually rebuild Pacific Thrift's loan portfolio balance with residential and commercial mortgage loans. Moreover, management believes that some diversification of revenue sources is a prudent business policy which allows for adaptation to changing economic and business conditions.

        - CONTINUE TO IMPROVE ASSET QUALITY. In 1994, management of Pacific Thrift began an ongoing effort to improve loan underwriting policies and procedures. Lending criteria were revised to place a greater emphasis on the borrower's ability to repay, and appraisal standards for real property collateral were strengthened. These changes have substantially improved asset quality. While loan delinquencies over 60 days on loans originated prior to January 1, 1994 were approximately 9.23% of all such loans at December 31, 1995, loan delinquencies over 60 days on loans originated after January 1, 1994 were only .93% of all of those loans as of December 31, 1995. There can be no assurance that the level of delinquencies experienced with respect to loans originated after January 1, 1994 will not increase as the pool of loans continues to age.

        - CONTINUE TO EXPAND THE BUSINESS OF CRC, CRC WASHINGTON AND LPPC. The trust deed foreclosure services and posting and publishing services businesses of CRC, CRC Washington and LPPC provide a secondary source of fee income that capitalizes on management's expertise in servicing mortgage loans. CRC, CRC Washington and LPPC offer their services to over 300 banks, thrifts, mortgages banks, life insurance companies and federal regulatory agencies with trust deeds on real property located in California, Nevada and Washington. In addition, insofar as foreclosures increase during periods of a weakening economy, these businesses provide a counter-cyclical source of revenues that can partially offset reduced revenues or losses in the lending business which may occur during these periods.

LENDING ACTIVITIES

         For the past three years, the Partnership has conducted all new lending activity exclusively through Pacific Thrift. Under an arrangement between Presidential and Pacific Thrift effective January 1, 1994, Pacific Thrift provides loan servicing for all of Presidential's outstanding loans for a loan servicing fee of 1.5% per annum of the principal amount of each loan serviced.

         Management's strategy for the Partnership's lending business has been to focus on the B and C credit lending market. Accordingly, substantially all of the Partnership's loans are made to borrowers whose credit histories or other factors limit their ability to qualify for low-rate financing at larger financial institutions. For the past two years, competition in this market has increased as larger mortgage lenders have sought to expand their markets to include B and C loans to replace some of the volume lost at the end of the home loan refinancing boom of the early 1990's. However, management believes that senior management's over 20 years of experience in the B and C credit market provide it with competitive advantages over new entrants to this lending market, and that this experience has enabled Pacific Thrift to substantially increase new loan originations notwithstanding the increase in competition.

         Over the years that the Partnership and Pacific Thrift have been in business, they have developed relationships with over 1500 independent mortgage brokers, who provide the substantial majority of new lending opportunities. Management has developed policies and procedures with these brokers which emphasize timely decision making and funding and a competitive fee structure, which provide incentives for brokers to continue bringing new loans to Pacific Thrift. Following is a brief description of the types of loans originated by Pacific Thrift.

         LOANS ORIGINATED FOR SALE

         Pacific Thrift originates first and second trust deed residential loans for sale in the secondary loan market. Loans originated for sale generally have loan-to-value ratios of from 60% to 85% and meet the credit criteria established in advance by the loan purchasers. Pacific Thrift originated and sold the following amounts of loans during each of the months of 1994 and 1995:

                                   Originated                    Sold
                                   ----------                    -----
1994
January                              $ 1,088,000                        -0-
February                             $   239,000                        -0-
March                                $ 1,609,000                        -0-
April                                $   734,000                        -0-
May                                  $ 1,319,000                        -0-
June                                 $ 3,526,000                $ 3,969,000
July                                 $   981,000                $ 1,210,000
August                               $ 4,218,000                $ 4,561,000
September                            $ 3,598,000                $ 5,272,000
October                              $ 4,853,000                $ 3,560,000
November                             $ 4,594,000                $ 6,897,000
December                             $ 8,023,000                $ 4,130,000

1995
January                              $ 8,621,000                $ 8,917,000
February                             $ 6,953,000                $ 9,133,000
March                                $10,358,000                $11,425,000
April                                $11,294,000                $11,575,000
May                                  $10,708,000                $ 9,299,000
June                                 $12,711,000                $12,672,000
July                                 $10,587,000                $12,040,000
August                               $10,235,000                $ 9,707,000
September                            $14,312,000                $13,225,000
October                              $17,080,000                $15,728,000
November                             $15,694,000                $14,346,000
December                             $22,135,000                $16,915,000



         Pacific Thrift and Presidential each entered agreements with Aames Capital Corporation ("Aames") as of December 1, 1993, pursuant to which Pacific Thrift and the Partnership agreed to sell to Aames an aggregate of up to $75 million of loans secured by residential property over a period of up to 18 months. Pacific Thrift had sold $75 million of loans under that agreement as of May 26, 1995. All loans sold by Pacific Thrift were included in pools of loans securitized by Aames. Credit enhancement was provided for each securitization through private credit insurance, and each pool was rated AAA by one or more rating services. Aames acts as loan servicer for each of the pools. All loans were sold nonrecourse except for the obligation to repurchase any loan which does not meet certain customary representations and warranties or to repurchase loans adversely affected by any breach of general representations and warranties. As of December 31, 1995, five loans ($275,000 aggregate principal amount) had been repurchased by Pacific Thrift and no loans additional loans have been requested to be repurchased. Pacific Thrift does not expect to incur a loss on the five loans repurchased. Except for an initial sale of approximately $3.9 million in loans, all loans sold by Pacific Thrift to Aames were sold for a premium above face value of the loans sold. Pacific Thrift received a servicing release fee payable quarterly on the principal amount of each loan sold from September 19, 1994 to January 1995. Effective February 1, 1995, the servicing release fee was increased on the principal amount of each loan sold, including the loans sold from September 1994 to May 26, 1995, until each loan is paid off. Pacific Thrift retains an interest in the net spread (i.e. all interest and fees paid on the loans less servicing and other costs) in $3.9 million in loans sold to Aames in December 1993, which management estimates will represent a return of approximately 3.3% on the principal amount of the $3.9 million of loans sold.

         Pacific Thrift entered into a new agreement with Aames Capital Corporation effective June 21, 1995, pursuant to which it will continue to sell pre-approved residential loans to Aames. The new agreement provides for Pacific Thrift to receive a higher cash premium on the face amount of each loan sold which meets preset interest rate requirements upon date of sale. An additional premium will be paid for all loans sold during any quarter if at least $22.5 million of loans are sold during that quarter. The premium for all loans sold in excess of $25 million per calendar quarter will be further increased. In addition, Pacific receives a servicing release fee on the principal amount of each loan sold prior to December 31, 1995, payable on a quarterly basis, until the loan is paid off. Since January 1, 1996 the agreement was revised to eliminate the servicing release fee and replace it with a higher premium on sale.

         During 1995, Pacific Thrift sold an aggregate of $145 million of pre-approved securitizable loans to Aames and other purchasers. Pacific Thrift has no commitment to offer or sell any specified amount of loans to any purchaser, but has entered arrangements whereby other purchasers may pre-approve loans to be made by Pacific Thrift prior to funding, which are sold within approximately one month from origination.

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

         PORTFOLIO LENDING

         Pacific Thrift has historically originated for its own loan portfolio primarily first and second trust deed real estate loans secured by one-to-four family residential, multi-family residential, commercial and, to a very minor extent, undeveloped, property. The characteristics of the combined loan portfolio of Presidential and Pacific Thrift are described herein under "BUSINESS -- Lending Policies."

         HOME IMPROVEMENT LOANS

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

         Pacific Thrift held $1.7 million of home improvement loans and loan participations at December 31, 1995, compared with $3.4 million and $7.7 million at December 31, 1994 and 1993, respectively. Due to claims made on Title I Loans and privately insured loans for the four years ended December 31, 1994, there is no material amount of insurance coverage remaining on any of the outstanding home improvement loans. Pacific Thrift has continued to service all outstanding home improvement loans in the manner that is required pursuant to its contracts with the purchasers of loan participations. However, the fact that there is no material insurance coverage available on any home improvement loans exposes Pacific Thrift to contingent risks of loss on home improvement loans and loan participations held by Pacific Thrift.

         Pacific Thrift has resumed a Title I Loan origination program, in which Pacific Thrift acts exclusively as a correspondent lender for one or more larger mortgage lenders who securitize Title I Loans. Pacific Thrift anticipates that these loans would be sold without recourse within 30 days of origination, and would result in additional fee income, which would be received immediately upon sale of the loans.

         No home improvement loans were originated between March 1993 and July, 1995. In August, 1995, Pacific Thrift resumed originating Title I loans for sale. During 1995, Pacific Thrift sold $1,976,307 of home improvement loans, including $1,126,307 of seasoned home improvement loans originated prior to March 1993 at par value and $850,000 in new Title I loans at a premium.

LENDING POLICIES

         The following description of lending policies refers to the lending policies of Pacific Thrift for portfolio loans. Presidential ceased originating new loans in 1990. The description of the existing loan portfolio as of December 31, 1995, refers to the combined loan portfolio of both Presidential and Pacific Thrift.

         GEOGRAPHIC CONCENTRATION. At December 31, 1995, the combined loan portfolio of Presidential and Pacific Thrift included loans geographically distributed approximately 74% in Southern California (south of San Luis Obispo), 20% in Northern California, 5% in Washington and 1% in Oregon, based on principal loan balances. Pacific Thrift's loan policy limits the total dollar amount of loans and total number of loans made in each zip code area to no more than 5% of its total outstanding loans.

         Although Pacific Thrift originates loans in states outside California, substantially all of such loans (by dollar volume) are pre-approved loans for sale. At the present time, Pacific Thrift intends to limit the origination of loans for retention in its loan portfolio to loans secured by California real estate, and, to a minor extent to loans secured by real estate located in the various other states in which it does business.

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

         At December 31, 1995, approximately 33% of the aggregate principal amount of loans comprising the combined loan portfolio of Presidential and Pacific Thrift were secured by one-to-four family residential property, 21% by multi-family residential property, 42% by commercial property, and 4% by undeveloped property.

         At each of the dates set forth below the combined gross loan portfolio of Presidential and Pacific Thrift (which does not reflect reserves for loan losses) was collateralized by the following types of real property:

                             Dec. 31, 1995    Dec. 31, 1995    Dec. 31, 1994    Dec. 31, 1994
                            Principal Loan    Percentage of   Principal Loan    Percentage of
                               Balances      Total Portfolio      Balances     Total Portfolio

One-to-four family
residential property

     1st TDs                   $5,553,762         11.33%        $ 6,271,007        10.66%

     2nd TDs                    8,149,818          16.62         11,983,931         20.39

     3rd TDs                      968,926           1.98          1,833,001          3.12

 Home Imp. Loans                1,742,976           3.55          2,298,050          3.91
                                ---------           ----         ----------         -----
TOTAL                          16,415,482          33.48         22,385,989         38.08
                               ==========          =====         ==========         =====

Five and Over
Multi-Family
residential property

     1st TDs                    8,534,795          17.41         13,531,290         23.02

     2nd TDs                    1,811,741           3.70          3,154,197          5.37

     3rd TDs                        -0-             -0-              34,993           .06
                              -----------         ------         ----------         -----
TOTAL                          10,346,536          21.11         16,720,480         28.45
                               ==========          =====         ==========         =====

Commercial
Property

     1st TDs                   18,145,302          37.02         14,184,456         24.13

     2nd TDs                    2,172,655           4.43          3,579,936          6.09

     3rd TDs                       68,766            .14            104,212           .18
                             ------------          -----         ----------        ------
TOTAL                          20,386,723          41.59         17,868,604         30.40
                               ==========          =====         ==========         =====

Undeveloped
Property

     1st TDs                    1,873,953           3.82          1,805,151          3.07

     2nd TDs                          -0-            -0-                -0-          0.00

     3rd TDs                          -0-            -0-                -0-          0.00
                                ---------          -----          ---------         -----
TOTAL                           1,873,953           3.82          1,805,151          3.07
                                =========          =====          =========         =====

TOTAL
PORTFOLIO

     1st TDs                   34,107,812          69.58         35,791,904         60.88

     2nd TDs                   12,134,214          24.75         18,718,064         31.85

     3rd TDs                    1,037,692           2.12          1,972,206          3.36

 Home Imp. Loans                1,742,976           3.55          2,298,050          3.91
                                ---------          -----        -----------        ------
TOTAL                         $49,022,694        100.00%        $58,780,224       100.00%
                              ===========        =======        ===========       ======

         LOAN ORIGINATION AND UNDERWRITING. Pacific Thrift's loans are primarily originated through referrals from mortgage loan brokers and other licensed referral sources for which the borrower pays a referral fee. As of December 31, 1995 Pacific Thrift employed 60 loan representatives, who maintain contacts with loan referral sources and provide customer service.

         At December 31, 1995, the maximum amount that Pacific Thrift could loan to one borrower was $1,227,000. On that date, the largest Presidential loan in the combined portfolio was $656,939 and the largest Pacific Thrift loan in the portfolio was $761,094. There were 14 loans in the combined loan portfolio which exceeded $500,000. The average loan balance at December 31, 1995, not including Home Improvement Loans, was $168,096 for Pacific Thrift and $96,834 for Presidential.

         For each loan made by Pacific Thrift for its own loan portfolio (other than "piggyback" loans as described below), Pacific Thrift analyzes each loan applicant's credit and repayment ability by ordering credit histories from independent credit reporting companies and requiring proof of income, including two years of income tax returns, a current paycheck stub or a current profit and loss statement. The maximum debt to income limit for portfolio loans over $25,000 is 50%.

         Pacific Thrift also makes "piggyback loans," which are real property secured loans made in tandem with loans originated for sale. Management uses piggyback loans to enhance the loan products available from its loan purchasers, and thereby increase production of loans originated for sale. Piggyback loans meet the same credit and documentation requirements as the companion senior loan originated for sale, except that the loan to value ratio may be up to 5% higher than the loan to value ratio allowed by the purchaser of the senior loan. To compensate for the lower credit standards, Pacific Thrift provides higher general reserves for piggyback loans. As of December 31, 1995, Pacific Thrift held 160 piggyback loans with an aggregate principal balance of $1,382,000.

         Loans originated by Pacific Thrift for sale are made in accordance with the guidelines provided in advance by the purchasers of the loans. In general, purchaser guidelines allow a higher debt to income limit and lower loan to value ratios than loans originated by Pacific Thrift for its loan portfolio. In addition, some loan programs offered by loan purchasers do not require verification of income, as required by Pacific Thrift on all loans originated for its loan portfolio.

         Pacific Thrift obtains independent third party appraisals or evaluations of all properties securing its loans (other than home improvement loans originated for sale, which do not require appraisal under the loan purchaser's origination guidelines) prior to loan origination. Presidential also requires third party appraisals on all of its outstanding loans at loan origination. Pacific Thrift maintains an approved appraiser list and specifies minimum criteria which must be met by every appraisal. These minimum standards include: (i) all residential appraisal reports must comply with generally accepted appraisal standards as evidenced by the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board of the Appraisal Foundation, unless principles of safe and sound banking require compliance with stricter standards; (ii) all residential appraisal reports must be prepared on the most current version of the appropriate Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") form or on a comparable standardized appraisal form; (iii) the zoning of the site must allow the improvement located on the property; (iv) all plat maps, location maps and diagrams must be included in the report; (v) all reports must be based on market value, be written and contain sufficient information and analysis to support the decision to engage in the transaction; (vi) an analysis and report must be made of all appropriate deductions and discounts for proposed construction or renovation, partially leased buildings, non-market lease terms and tract developments with unsold units; (vii) all appraisals must be performed by state licensed or certified appraisers; (viii) photos must be provided of the subject property, including a front view, rear view, street scenes, interior and any extraordinary amenities; (ix) any known hazardous condition on the subject property or any site within the vicinity of the property must be disclosed;
(vii) any major code violations discovered must be reported and analyzed for the impact on value and an estimate of cost to correct; (viii) a list of all significant deferred maintenance must be noted, with an estimate of the cost to cure; (ix) any agreements of sale, option or listing of the property within the last 12 months must be disclosed; (x) any information required or deemed pertinent to completion of the report which was not available must be disclosed;
(xi) a statement of the final appraised value of the property on an "as is" basis must be disclosed, together with a statement of the value of the proposed improvements or additions, subject to re-inspection upon completion, along with an estimate of the cost to complete; and (xii) all reports must contain the licensed/certified appraiser signature, designation and license number and, if signed by a co-signing appraiser, must contain the appropriate co-signing appraisal certification.

         Following an analysis of a loan applicant's credit, repayment ability and the collateral appraisal, every loan must be approved by one of four senior officers. Any loan in excess of $150,000 must be approved by (i) the President or the Chief Executive Officer; (ii) either the Executive Vice President - New Products or the Vice President - Credit; and (iii) two non-officers directors of Pacific Thrift. Loan rewrites, extensions and troubled debt restructurings require the approval of the Vice President of the Debt Restructuring Department or the President or Chief Executive Officer of Pacific Thrift.

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

         The following table sets forth the combined loan originations by category and purchases, sales and repayments for 1995:

                                                           AT OR FOR THE YEAR
                                                           ENDED DECEMBER 31,
                                                                  1995
                                                         (Dollars in Thousands)
Beginning Balance(1)                                                     $65,056
         Loans Originated for Sale.................                      151,538
Portfolio Loans originated:
  Real estate:
         One- to four-family.......................                        3,067
         Multi-family..............................                        4,521
         Commercial................................                       11,585
         Construction and land.....................                          150
         Home improvement..........................                          -0-
                                                                      ----------
         Total loans originated....................                       19,323
Loans purchased....................................                          -0-
                                                                      ----------
         Total.....................................                      235,917

Less:
  Principal repayments.............................                     (12,905)
  Sales of loans originated for sale...............                    (145,832)
  Sales of portfolio loans.........................                     (13,371)
  Transfers of OREO net of reserves................                      (7,944)
  Other net changes(2).............................                          620
                                                                         -------
         Total loans(1)............................                      $56,485
                                                                         =======

(1)      Includes loans held for sale.

(2) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

MATURITIES AND RATE SENSITIVITIES OF LOAN PORTFOLIO

         Loan Maturity. The following table sets forth the contractual maturities of the combined gross loans at December 31, 1995.

                                               AT DECEMBER 31, 1995
                         ---------------------------------------------------------------
                                                        MORE    MORE
                                 MORE THAN MORE THAN   THAN 5  THAN 10   MORE
                        ONE YEAR 1 YEAR TO  3 YEARS   YEARS TO YEARS TO THAN 20  TOTAL
                        OR LESS   3 YEARS  TO 5 YEARS 10 YEARS 20 YEARS  YEARS   LOANS
                        -----------------------------------------------------------------
                                                (IN THOUSANDS)
One- to four-family .   $6,122     $1,293   $1,820   $ 1,084   $1,352   $3,002   $14,673
Multi-family ........    1,185        939    3,329     2,708    1,133    1,052    10,346
Commercial ..........    1,732      1,092    2,505    10,170    2,827    2,061    20,387
Construction and land      124      1,227      274         0        0      249     1,874
Home improvement ....        0          0        0     1,743        0        0     1,743
                        ------     ------   ------   -------   ------   ------   -------

Total amount due ....   $9,163     $4,551   $7,928   $15,705   $5,312   $6,364   $49,023
                        ======     ======   ======   =======   ======   ======   =======

         The following table sets forth, as of December 31, 1995, the dollar amounts of gross loans receivable that are contractually due after December 31, 1996 and whether such loans have fixed or adjustable interest rates:

                           DUE AFTER DECEMBER 31, 1996
                            -------------------------
                            FIXED ADJUSTABLE(1) TOTAL
                           --------------------------
                                (IN THOUSANDS)

One- to four-family ....   $2,465   $ 6,086   $ 8,551
Multi-family ...........      571     8,590     9,161
Commercial .............    2,707    15,948    18,655
Construction and land ..      630     1,120     1,750
Home improvement .......    1,743         0     1,743
                           ------   -------   -------
  Total loans receivable   $8,116   $31,744   $39,860
                           ======   =======   =======


(1) Includes approximately $1.2 million in loans to facilitate the sale of real estate held in foreclosure.

       Pacific Thrift generally rewrites loans at maturity if the borrower makes a new loan application. In cases where the loan to value ratio has declined on an existing loan and no longer meets Pacific Thrift's loan to value guidelines, Pacific Thrift's policy is to make an exception and rewrite the loan. Presidential followed the same policies with respect to its policies.

       A substantial portion of the combined loan portfolio is repriced, pays off or matures approximately every two years. Of the 24% of all loans bearing fixed rates at December 31, 1995, 52% were due in two years or less. Based upon these facts, over 89% of the combined loan portfolio (exclusive of home improvement loans) at December 31, 1995, consisted of either variable rate loans or fixed rate loans which mature within two years. Management therefore expects that within two years, approximately 89% of the combined loan portfolio (excluding home improvement loans) will reprice at the rate in effect on the existing loan at the time the loan is repriced or the then applicable rate for new or refinanced loans.

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

CLASSIFIED ASSETS AND LOAN LOSSES

       The general policy of Pacific Thrift is to discontinue accrual of interest and make a provision for anticipated loss on a loan when: (i) it is more than two payments contractually past due and the current estimated loan-to-value ratio is 90% or more; or (ii) the loan exhibits the characteristics of an in-substance foreclosure, generally including any loan as to which the borrower does not have the ability, willingness or motivation to repay the loan. The current estimated loan-to-value ratio of substantially all delinquent loans are determined by a new independent appraisal, unless an independent appraisal was obtained no more than twelve months prior to review, in which case the current estimated loan-to-value ratio is determined by in-house review. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed at Pacific Thrift in accordance with regulatory requirements. During 1995, Presidential's policy for determination of nonaccrual status was the same as Pacific Thrift's. Interest income on nonaccrual loans is subsequently recognized when the loan resumes payment or becomes contractually current as appropriate. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated net realizable value
(net of selling costs) of the underlying real estate collateral. Gains on the sale of OREO are not recognized until the close of escrow upon sale. Home improvement loans are classified nonaccrual when they are two or more payments past due, and are charged off when they become five payments delinquent.

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

       The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and the level of nonaccrual loans. See "BUSINESS
- -Classified Assets and Nonperforming Assets -- Allowance for Loan Losses." Therefore, changes in the amount of nonaccrual loans will not necessarily result in increases in the allowance for loan losses. The ratio of nonaccrual loans past due 90 days or more to total loans was 1.62% at December 31, 1995 and 5.35% and 5.94% at December 31, 1994 and 1993, respectively. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 533.29% at December 31, 1995 and 136.94% and 58.74% at December 31, 1994 and
1993, respectively.

       The following table sets forth the number and remaining gross balances of all loans in the combined loan portfolio (net of specific reserves for loan losses) that were more than 30 days delinquent at December 31, 1995 and 1994.

      AT DECEMBER 31, 1995

                                    PRESIDENTIAL             PACIFIC                       COMBINED
              Loan                Principal Amount      Principal Amount       Principal Amount      Percent of
         Delinquencies            Loans Delinquent      Loans Delinquent       Loans Delinquent      Total Loans
         30 to 59 days                   $180,216                $29,673              $209,979             .43%
         60 to 89 days                    525,674                  1,586               527,260            1.08%
        90 days or more                   718,182              1,391,318             2,110,500            4.30%
                                          -------              ---------             ---------            -----
             TOTAL                     $1,425,072             $1,422,667            $2,847,739            5.81%
                                       ==========             ==========            ==========            =====

      AT DECEMBER 31, 1994

                                    PRESIDENTIAL             PACIFIC                         COMBINED
              Loan                Principal Amount      Principal Amount       Principal Amount        Percent of
         Delinquencies            Loans Delinquent      Loans Delinquent       Loans Delinquent       Total Loans
         30 to 59 days                  $       0           $    513,191            $  513,191              .87%
         60 to 89 days                    342,239                790,677             1,132,916             1.93%
        90 days or more                 3,053,613              2,695,109             5,748,722             9.78%
                                        ---------              ---------             ---------            -----
             TOTAL                     $3,395,852             $3,998,977            $7,394,829            12.58%
                                       ==========             ==========            ==========            ======

       NONACCRUAL AND RESTRUCTURED LOANS. The following table sets forth the aggregate amount of loans at December 31, 1995 and 1994 which were
(i) accounted for on a nonaccrual basis; (ii) accruing loans which are contractually past due 90 days or more as to principal and interest payments; and (iii) troubled debt restructurings. Presidential and Pacific Thrift follow a practice of extending or modifying loans in certain circumstances. Loans modified to reduce interest rates below market rates, to reduce amounts due at maturity to reduce accrued interest or to loan additional funds are considered "troubled debt restructurings" as defined in SFAS 15.

                             Accruing Loans        Nonaccruing Loans
                                Past Due           Past Due 90 Days         Troubled Debt
                             90 Days or More            or More            Restructurings           Total
                           -------------------   ---------------------   ------------------      -----------
                                                                (Dollars in Thousands)
At December 31, 1995
    Presidential                        $331                    $388                 $360              $1,079
    Pacific                              986                     405                  588               1,979
                                      ------                    ----                 ----              ------
    Combined                          $1,317                    $793                 $948              $3,058
                                      ======                    ====                 ====              ======

At December 31, 1994
    Presidential                      $1,612                  $1,442                  $ 0              $3,054
    Pacific                              991                   1,709                    0               2,695
                                      ------                  ------                  ---              ------
    Combined                          $2,603                  $3,146                  $ 0              $5,749
                                      ======                  ======                  ===              ======


         The following table sets forth information concerning interest accruals and interest on nonaccrual loans past due 90 days as of December 31, 1995 and 1994.

                                                     Interest                                     Interest Not
                                                   Contractually                                  Recognized on
                                                   Due on Loans          Interest Accrued          Nonaccrual
                                                     Past Due            on Loans Past Due       Loans Past Due
                                                  90 Days or More         90 Days or More        90 Days or More
                                                -------------------   ----------------------   -----------------
                                                                      (Dollars in Thousands)

At December 31, 1995
    Presidential                                              $96                      $22                   $74
    Pacific                                                   577                      103                   474
                                                           ------                     ----                ------
    Combined                                                 $673                     $125                  $548
                                                           ======                     ====                ======

At December 31, 1994
    Presidential                                             $962                     $187                  $775
    Pacific                                                   562                       75                   487
                                                           ------                     ----                ------
    Combined                                               $1,524                     $262                $1,262
                                                           ======                     ====                ======

         Upon request of a borrower, Presidential or Pacific Thrift has generally granted one to two months extensions of payments during the term of a loan. In 1995, Presidential and Pacific extended 14 loans with an aggregate principal balance of $1.6 million. In 1994, Presidential and Pacific Thrift extended 37 loans with an aggregate principal balance of $5.5 million. No loan was extended for a term of more than six months. In addition, Presidential or Pacific Thrift may modify a loan by allowing temporary reductions in the amount of principal or interest payable on a loan for up to twelve months. In 1995, Presidential and Pacific modified 10 loans with an aggregate principal balance of $1.3 million and rewrote four delinquent loans with an aggregate principal balance of $.4 million. In 1994, Presidential and Pacific Thrift modified 24 loans with aggregate principal balances of $.4 million; and rewrote 22 delinquent loans with an aggregate principal balance of $3.1 million. Presidential and Pacific Thrift apply the same documentation standards on a rewritten loan as on an original loan. Presidential and Pacific Thrift make these accommodations only if it can be determined that the borrower has the ability to repay the loan on the modified terms. In general, this determination is made based upon a review of the borrowers current income, current debt to income ratio, or anticipated sale of the collateral. Management believes that these accommodations are a reasonable and necessary response to the increased level of delinquencies experienced during the past three years. Presidential and Pacific Thrift have had generally favorable experience with repayment of loans extended, modified or rewritten on this basis.

         Procedures upon delinquency of home improvement loans vary from the foreclosure procedures ordinarily used to collect other loans. Upon 10 days' delinquency, the borrower is contacted and an attempt to schedule payments is made; if this is not possible, a determination is made whether the proceeds of a foreclosure sale would result in a recovery of all or part of the loan amount, after costs of foreclosure. In almost every case, there is insufficient equity to foreclose on a home improvement loan, and the loan is charged off if it becomes five payments delinquent. In addition to losses on its retained interest in home improvement loans, Pacific Thrift may be required to repurchase participation interests sold in Title I Loans if Pacific Thrift is found to have breached its warranties that such loans complied with insurance requirements. Pacific Thrift has never been required to repurchase any loan participation interests. However, no assurance can be given that Pacific Thrift will not be required to repurchase any loan participation interests in the future.

         The initiation of foreclosure proceedings against a borrower does not suggest that the recovery of the loan is dependent solely on the underlying collateral. In fact, many borrowers will bring payments current or undertake other remedies so that foreclosure is not required.

         At December 31, 1995, Presidential and Pacific Thrift held OREO (net of specific reserves) of $3.2 million (inclusive of senior liens of $.6 million). In accordance with the policy for recognizing losses upon acquisition of OREO, Presidential and Pacific Thrift charge off or post specific reserves for those portions of the loans with respect to which OREO has been acquired to the extent of the difference between the loan amount and the estimated fair value of the OREO. Included in OREO at December 31, 1995 are nine single family residences with an aggregate net book value of $1.2 million (inclusive of $.6 million senior liens); three multi-family units with an aggregate net book value of $.4 million (with no senior liens) 12 commercial properties with an aggregate net book value of $1.5 million (with no senior liens); and two undeveloped properties with an aggregate net book value of $.1 million (with no senior liens). For the year ended December 31, 1995, total expenses on operation, including valuation allowances, and losses on sale of OREO were $2.3 million and gains on sale of OREO and OREO income were $1.1 million for a total expense of $1.2 million. There can be no assurance that net losses on the sale of OREO will not be experienced in the future.

         ALLOWANCE FOR LOAN LOSSES. The following is a summary of the changes in the consolidated allowance for loan losses of Presidential and Pacific Thrift for each of the years ended December 31, 1995, 1994 and 1993:

                              AT OR FOR THE YEARS ENDED DECEMBER 31,
                              --------------------------------------
                                   1995       1994       1993
                                         (IN THOUSANDS)
                              --------------------------------------
Balance at beginning of period   $ 4,307    $ 3,123    $ 2,646
Provision for loan losses ....     3,289      6,096      4,655
Chargeoffs: ..................    (3,369)    (4,912)    (4,179)
Recoveries ...................         2       --         --
                                 -------    -------    -------
Balance at end of period .....   $ 4,229    $ 4,307    $ 3,122
                                 =======    =======    =======


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

         At year end 1994, due to the continuing declines in California real estate values which occurred in 1994, management of the Partnership determined that additional reserves were necessary. Accordingly, management analyzed the amount of loans charged off throughout 1993 and 1994, and obtained broker price opinions on a substantial number of loans. As a result of this analysis, the Partnership determined to make a significant adjustment to the provision for loan losses for the fourth quarter of 1994.

         Pacific Thrift's current policy is to maintain an allowance for loan losses equal to the amount determined necessary based upon Pacific Thrift's asset classification policy, which is written to conform with generally accepted accounting principles and FDIC requirements. The Partnership's current policy is to maintain an allowance for loan losses determined in accordance with generally accepted accounting principles.

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

INVESTMENT ACTIVITIES

         Except for Pacific Thrift, neither Presidential nor any of its operating subsidiaries maintains an investment portfolio. Pacific Thrift's investment portfolio is used primarily for liquidity purposes and secondarily for investment income. Effective January 1, 1994, Pacific Thrift's policy is to invest cash in short-term U.S. government securities or federal funds sold due in less than 30 days. Overnight federal funds sold are limited to no more than 100% of total capital at any single financial institution that is either adequately or well capitalized. If the financial institution is neither adequately nor well capitalized, then the limit is $100,000. As of December 31, 1995 and 1994, Pacific Thrift held investments in federal funds totaling $7.7 million and $12.5 million, respectively. As of December 31, 1993 and 1992, Pacific Thrift held excess cash in interest-earning bank accounts and there were no investments.

SOURCES OF FUNDS

         DEPOSITS. Pacific Thrift's major source of funds is FDIC-insured deposits, including passbook savings accounts, money market accounts and investment certificates (similar to certificates of deposit). Pacific Thrift attracts customers for its deposits by offering rates that are slightly higher than rates offered by large commercial banks and savings and loans. Pacific Thrift has no brokered deposits as of the date hereof. Management believes its deposits are a stable and reliable funding source. At December 31, 1995, Pacific Thrift had outstanding 1,486 deposit accounts of approximately $60.2 million.

         The following table sets forth the average balances and average rates paid on each category of Pacific Thrift's deposits for the three years ended December 31, 1995.

DEPOSIT ANALYSIS

                                    Averages for 1995              Averages for 1994              Averages for 1993
                                  (Dollars in Thousands)         (Dollars in Thousands)         (Dollars in Thousands)

                                  Average           Average        Average         Average        Average         Average
                                  Balance             Rate         Balance           Rate         Balance           Rate

Passbook/Money Market              $13,322            5.39%         $23,868          3.79%        $ 4,451           3.59%

Investment Certificates            $49,931            6.20%         $43,828          4.59%        $46,609           5.92%
under $100,000

Investment Certificates           $    100            7.02%        $    415          6.68%        $ 4,621           6.58%
                                  --------            ----         --------          ----         -------           ----
over $100,000

Total                              $63,353            6.03%         $68,111          4.32%        $55,681           5.78%
                                   =======            ====          =======          ====         =======           ====

         The following schedule sets forth the time remaining until maturity for all certificates at December 31, 1995, 1994 and 1993.

DEPOSIT MATURITIES

                                                    At                   At                  At
                                               December 31,         December 31,        December 31,
                                                   1995                 1994                1993
                                               (Dollars in          (Dollars in         (Dollars in
                                                Thousands)           Thousands)          Thousands)

Passbook/Money Market                                $24,275              $11,443             $21,004
                                                     -------              -------             -------
Accounts under $100,000
  3 months or less                                   $12,723              $25,522            $  5,886
  Over 3 months through 6 months                      13,439               17,201               7,663
  Over 6 months through 12 months                      9,084               10,654              12,634
  Over 12 months                                         635                4,579              13,441
                                                     -------              -------              ------
                  Total                              $35,881              $57,956             $39,624
                                                     -------              -------             -------
Accounts over $100,000
  3 months or less                                       -0-                 $102             $   300
  Over 3 months through 6 months                         -0-                  -0-                 100
  Over 6 months through 12 months                        -0-                  -0-               1,092
  Over 12 months                                         -0-                  -0-                 300
                                                        ----                 ----             -------
                  Total                                  -0-                 $102             $ 1,792
                                                     -------              -------             -------
TOTAL DEPOSITS                                       $60,156              $69,501             $62,420
                                                     =======              =======             =======

         OTHER BORROWINGS. Presidential made use of substantial lines of credit from major banks to fund its loan portfolio growth from 1984 through 1989. The original Bank Loan provided by NatWest Bank, N.A. ("NatWest") in 1990 was a revolving credit line of $105 million, under which Presidential borrowed a maximum of $82 million during 1990 (the "Bank Loan"). The credit line was reduced by mutual agreement in 1991 to $48 million with an $18 million interim loan, which interim loan was fully repaid by

April 1992. In March 1992, Presidential was informed that NatWest's management had determined to reduce its exposure to California real estate secured lending due to the general decline in California real estate values and increasing delinquency rates. Accordingly, the Bank Loan provided for continuing monthly pay downs of from $1 million to $1.5 million, which reduced the available credit line to $30.3 million by March 31, 1993. Further paydowns of $1 million per month were required from April 30 to June 30, 1993, and $300,000 per month from July 1, 1993 through June 30, 1994. At December 31, 1995, Presidential owed a total balance of $6.8 million on the Bank Loan.

         Presidential exceeded the scheduled monthly pay down requirements through December 31, 1994, from a combination of cash flow from operations and loan sales, including sales of approximately $3.8 million, $6.4 million and $12.6 million of loans during 1994, 1993 and 1992, respectively. However, due to an increase in loan delinquencies, management determined that Presidential was not in compliance with loan eligibility requirements in December 1993. This required Presidential to make additional prepayments, which it was unable to make. Presidential informed NatWest of this event of default on December 8, 1993. All events of default identified by Presidential to NatWest, including the failure to meet certain financial ratios and the failure to make prepayments required as a result, were automatically waived when Bank Loan was amended and restated on December 31, 1994.

         The Bank Loan was further amended as of November 29, 1995 to extend the maturity date by one year. Under the current terms of the Bank Loan, Presidential has until June 30, 1997, to fully repay the outstanding balance owed to NatWest. Presidential is required to utilize 100% of its net cash flow to pay down the Bank Loan. Net cash flow is defined as total cash receipts less collection costs, loan servicing expenses and general and administrative expenses, subject to certain maximum levels based upon projected expenses prepared by Presidential. The loan balance bears interest at prime plus 1.5%. Mandatory pay down levels require reduction of the loan balance by approximately $1 million per quarter through June 30, 1997. Presidential is further required to maintain a collateral coverage ratio of performing loans relative to its loan balance equal to 1.1:1, increasing to 1.2:1 after June 30, 1995 and a total collateral coverage ratio of total loans receivable and net OREO relative to its loan balance equal to 1.6:1. As additional consideration for the extension of the Bank Loan, Presidential agreed to issue to NatWest a warrant (the "Bank Warrant") in a new entity which has been formed as part of the proposed restructuring plan of the Partnership. The Bank Warrant would allow NatWest to purchase up to 2% of the outstanding capital stock of the new entity at a purchase price equal to 25% of the net book value per share of such entity, provided that the new entity would have a right to redeem the Bank Warrant for one year after issuance at a redemption price of $200,000.

         As of December 31, 1995, Presidential was in compliance with all requirements under the Bank Loan, except that it had not met a technical covenant relating to a limit on monthly cash expenses. Due to expenses in connection with the Restructuring Plan, cash expenses exceeded the budgeted expenses by $177,000. NatWest agreed to waive this technical violation of the Bank Loan on February 12, 1996. In March 1996, Presidential notified NatWest that it would be unable to make the March 31, 1996 scheduled paydown of the Bank Loan to $4,993,000. Presidential and NatWest therefore agreed to a new amendment to the Bank Loan as of March 15, 1996 whereby Presidential received an extension of time to reduce the Bank Loan balance. The new amendment provides that the Bank Loan Balance shall be reduced to no more than $4,993,000 upon the first to occur of (x) the completion of the proposed restructuring plan of Presidential;
(y) 10 days following the date that the FDIC terminates the 1995 Order, thereby allowing Pacific Thrift to pay dividends to Presidential, provided that in no event shall any such dividends cause Pacific Thrift's capital ratios to fall below the ratio required by the FDIC; or May 31, 1996. After March 31, 1996, the Bank Loan balance is required to be reduced by approximately $1 million per quarter until June 30, 1997, when the balance must be paid in full.

         Cash distributions by Presidential to the General Partner are restricted to the General Partner's overhead expenses, and all distributions and withdrawal payments are and will remain restricted for the full term of the Bank Loan. The General Partner and the three managing officers of Presidential reaffirmed their personal guarantees of the Bank Loan in connection with the amendment of the Bank Loan dated as of September 28, 1994. These guarantees have been reaffirmed in connection with all subsequent amended and restated versions of the Bank Loan.

         Borrowings under the Bank Loan are secured by Presidential's loans receivable and other assets. As additional security for the Bank Loan, the General Partner has pledged its Class A, B, D and E Units in Presidential. Further, the General Partner made an unsecured loan to Presidential of $600,000 on May 15, 1992, which accrues interest at the Bank's prime rate (8.25% as of February 1, 1996), but which will not be repaid as to principal or interest without consent of the Bank.

COMPETITION

         Pacific Thrift has significant competition in California for the origination of mortgage loans from banks, savings and loans, other thrift and loans and mortgage companies. Some of the these companies are headquartered in California, and have extensive branch systems and advertising programs which Pacific Thrift does not have. Pacific Thrift compensates for these competitive disadvantages by seeking niche lending markets underserved by other lenders and by providing a higher level of personal service to borrowers.

         Pacific Thrift faces competition for depositors' funds from other thrift and loans, banks, savings and loans, credit unions and, increasingly, from mutual funds and life insurance annuity products. Pacific Thrift does not offer checking accounts, travelers' checks or safe deposit boxes and thus has a competitive disadvantage to commercial banks and savings associations in attracting depositors. Pacific Thrift compensates for the lack of a full array of services by offering slightly higher interest rates for deposits than most large banks and savings and loans, while remaining interest rate competitive with smaller banks, savings and loan associations and thrift and loans.

EMPLOYEES

         As of December 31, 1995, Presidential had no employees, but received full time services from four full-time employees of the General Partner. CRC and LPPC received the services of 37 full time and 1 part time employees on the payroll of the General Partner. As of the same date, Pacific Thrift had 171 of its own full time employees, including 60 commission-based loan representatives and 2 part-time employees.

SUPERVISION AND REGULATION

         Financial and lending institutions are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of Presidential and Pacific Thrift. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         CONSUMER PROTECTION LAWS

         Presidential and Pacific Thrift are subject to numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act and the Federal Reserve Board's Regulations B and Z. These laws and regulations, among other things, limit the finance charges, fees and other charges on loans, require certain disclosures be made to borrowers, regulate the credit application and evaluation process and regulate certain servicing and collection practices. These laws and regulations impose specific liability upon lenders who fail to comply with their provisions, and may give rise to defense to payment of a borrower's obligation in the event of a failure to comply with certain applicable laws. Presidential and Pacific Thrift believe they are currently in compliance in all material respects with applicable laws, but there can be no assurance that they will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that their interpretation of law was erroneous, could have a material adverse effect on Presidential or Pacific Thrift.

         STATE LAW

         PRESIDENTIAL

         Presidential is subject to regulation, supervision and examination by the DOC under its California Finance Lender Licenses. The California Finance Lender Law and regulations of the DOC promulgated thereunder provide maximum charges and fees (although most limitations apply only to loans under $5,000 or $10,000), provide certain maximum repayment terms for loans under $5,000, provide certain required disclosure documents to borrowers, limit sales of loans to certain purchasers, and provide certain penalties for violations of applicable laws and regulations. Presidential does not accept deposits or issue investment certificates and are not, under current law and applicable regulations, directly regulated or supervised by the FDIC, the Federal Reserve Board or any other bank regulatory authority. However, Presidential is subject to the general regulatory and enforcement authority of the DOC and the FDIC over transactions and dealings between Pacific Thrift and its affiliates, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any thrift and loan, and the specific limitations regarding the payment of dividends from Pacific Thrift.

         PACIFIC THRIFT

         Pacific Thrift is subject to regulation, supervision and examination by the DOC under its California Thrift and Loan License. The thrift and loan business conducted by Pacific Thrift is governed by the California Industrial Loan Law and the rules and regulations of the DOC which, among other things, regulate collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-licensed industrial loan companies, better known as thrift and loan companies.

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

         At December 31, 1994, Pacific Thrift's total deposits were 22.3 times its paid-up and unimpaired capital and unimpaired surplus not available for dividends, which was in violation of its authorized thrift ratio, due to a reduction in capital. Pacific Thrift returned to compliance with the 15:1 thrift ratio as of April 30, 1995. As of December 31, 1995, Pacific Thrift had a 9.8:1 thrift ratio.

         Under provisions of the FDIC Improvement Act and regulations issued by the FDIC, additional limitations have been imposed with respect to depository institutions' authority to accept, renew or rollover brokered deposits. Pacific Thrift does not have any brokered deposits as of the date hereof.

         Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of tangible net worth, surplus and undivided profits, without the DOC's prior consent. All sums borrowed in excess of 150% of tangible net worth, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DOC, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law. Pacific Thrift had no borrowed funds other than deposits at December 31, 1995.

         Under California law, thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California and local governments and agencies. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment, combined with all investments in personal property, is limited to one-third of a thrift and loan's paid-in capital stock and surplus not available for dividends. For the period between December 31, 1994 and February 28, 1995, Pacific Thrift was not in compliance with these restrictions due to the reduction in its capital. However, by March 31, 1995 Pacific Thrift had returned to compliance with the restrictions.

         Although investment authority and other activities that may be engaged in by Pacific Thrift generally are prescribed under the California Industrial Loan Law, certain provisions of FDIC Improvement Act may limit Pacific Thrift's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law.

         FEDERAL LAW

         Pacific Thrift's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions for which it provides deposit insurance. Among the numerous applicable regulations are those issued under the Community Reinvestment Act of 1977 ("CRA") to encourage insured state nonmember banks, such as Pacific Thrift, to meet the credit needs of local communities, including low and moderate income neighborhoods consistent with safety and soundness, and a rating system to measure performance. Inadequacies of performance may result in regulatory action by the FDIC. Pacific Thrift received a satisfactory rating with respect to its CRA compliance in its most recent FDIC compliance examination completed in January 1996.

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

         Pacific Thrift is subject to certain capital adequacy guidelines issued by the FDIC. See "Federal Law -- Capital Adequacy Guidelines" under this heading.

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

         On May 18, 1995, the FDIC issued a new cease and desist order (the "1995 Order") replacing the 1993 Order and Supplemental Order. The terms of the 1995 Order require Pacific Thrift to: have and retain qualified management; by December 31, 1995, increase and maintain Tier 1 capital (consisting of shareholders' equity) at 8% of its total assets; eliminate assets classified "loss" as of September 26, 1994; reduce the level of adversely classified assets; in certain instances, refrain from extending additional credit to borrowers whose prior credits have been adversely classified; maintain a fully funded allowance for loan losses; implement Pacific Thrift's capital restoration and business/profitability plans; correct a past violation of the thrift ratio requirement and comply with all applicable laws and regulations; file reports of condition and income which accurately reflect its financial condition; obtain FDIC approval prior to payment of any cash dividends; continue to comply with its Policy for Transactions and Relationships Between Affiliates; obtain FDIC approval before opening additional offices; and furnish written quarterly progress reports to the FDIC detailing actions taken to comply with the 1995 Order.

         As of December 31, 1995, Pacific Thrift has increased its capital ratios to the levels which meet the regulatory definition of "well capitalized." However, since the 1995 Order contains a provision requiring the maintenance of a certain capital level (which it currently meets), Pacific Thrift would be classified as "adequately capitalized" under the regulations.

         In March 1996, as a result of its improved capital ratios and operations, the FDIC proposed that Pacific Thrift enter into a Memorandum of Understanding ("MOU") with the FDIC that would replace the 1995 Order. Management anticipates that the MOU will become effective in April 1996. The MOU will provide that Pacific Thrift shall: (i) maintain Tier I capital of 8% or more of its total assets; (ii) maintain an adequate reserve for loan losses, which shall be reviewed quarterly by its board of directors; (iii) eliminate assets classified "loss" as of September 30, 1995, reduce assets classified "substandard" as of September 30, 1995 to not more than $4,000,000 within 180 days, and reduce all assets classified substandard, doubtful and loss to no more than 50% of capital and reserves; (iv) obtain FDIC approval before opening additional offices; (v) develop strategies to stabilize its net interest margin on portfolio loans and develop procedures to implement these strategies; and
(vi) furnish written quarterly progress reports to the FDIC detailing actions taken to comply with the MOU. Management believes that Pacific Thrift has the ability to meet the requirements of the MOU within the time specified therein.

         RESTRICTIONS ON TRANSFERS OF FUNDS TO AFFILIATES BY PACIFIC THRIFT

         There are statutory and regulatory limitations on the amount of dividends which may be paid to Presidential by Pacific Thrift. Under California law, a thrift and loan is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings; or, (ii) in the alternative, after giving effect to the distribution, (a) the sum of a thrift's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, income and other credits), or
(b) current assets would be not less than current liabilities (except that if a thrift's average earnings before taxes for the last two years had been less than average interest expenses, current assets must not be less than 125% of current liabilities).

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

         The FDIC also has authority to prohibit Pacific Thrift from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of the FDIC Improvement Act could limit the amount of dividends which Pacific Thrift may pay to the Partnership. See "Capital Standards" under this heading for a discussion of these additional restrictions on capital distributions.

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

         CAPITAL STANDARDS

         The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a depository institution's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A depository institution's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

         In addition to the risk-based guidelines, federal banking regulators require depository institutions to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a depository institution rated in the highest of the five categories used by regulators to rate depository institutions, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all depository institutions not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a depository institution's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a depository institution's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a depository institution. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, Pacific Thrift currently is unable to predict the impact of the proposal on Pacific Thrift if the policy statement is adopted as proposed.

         In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

         Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Pacific Thrift to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         The following table presents the amounts of regulatory capital and the capital ratios for Pacific Thrift, compared to the regulatory capital requirements for well capitalized institutions as of December 31, 1995.

                                                    December 31, 1995
                                            ---------------------------------
                                              Actual              Well
                                                                  Capitalized
                                            Ratio                 Requirement
                                            -----                 -----------
Leverage ratio............................   9.09%                   5.0%(1)
Tier 1 risk-based ratio...................  11.17%                   6.0%
Total risk-based ratio....................  12.42%                  10.0%


(1) Pacific Thrift is required under the 1995 Order, and will be required under the MOU, to maintain a minimum leverage ratio of 8%.

     PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

     Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

     "Well capitalized"                          "Adequately capitalized"
     ------------------                          ------------------------
     Total risk-based capital of 10%;            Total risk-based capital of 8%;
     Tier 1 risk-based capital of 6%; and        Tier 1 risk-based capital of 4%; and
     Leverage ratio of 5%.                       Leverage ratio of 4% (3% if the institution receives the
                                                 highest rating from its primary regulator)
     "Undercapitalized"                          "Significantly undercapitalized"
     ------------------                          --------------------------------
     Total risk-based capital less than 8%;      Total risk-based capital less than 6%;
     Tier 1 risk-based capital less than 4%; or  Tier 1 risk-based capital less than 3%; or
     Leverage ratio less than 4% (3% if the      Leverage ratio less than 3%.
     institution receives the highest rating
     from its primary regulator)

     "Critically undercapitalized"
     -----------------------------
     Tangible equity to total assets less than 2%.

     An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

     The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

     An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

     In addition to measures taken under the prompt corrective action provisions, commercial depository institutions may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

     SAFETY AND SOUNDNESS STANDARDS

     In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

     In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

     PREMIUMS FOR DEPOSIT INSURANCE

     Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

     The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

     Under the risk-based assessment system, a BIF member institution such as Pacific Thrift is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in Pacific Thrift's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

                         Assessment Rates Effective Through the First Half of 1995

                                                   Group A        Group B        Group C
                                                   -------        -------        -------
     Well Capitalized............................    23            26              29
     Adequately Capitalized......................    26            29              30
     Undercapitalized............................    29            30              31
                        Assessment Rates Effective through the Second Half of 1995

                                                   Group A        Group B        Group C
                                                   -------        -------        -------
     Well Capitalized.............................      4             7              21
     Adequately Capitalized.......................      7            14              28
     Undercapitalized.............................     14            28              31

                                Assessment Rates Effective January 1, 1996

                                                   Group A        Group B        Group C
                                                   -------        -------        -------
     Well Capitalized............................      0*            3               17
     Adequately Capitalized......................      3            10               24
     Undercapitalized............................     10            24               27

     *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

     At December 31, 1995, Pacific Thrift paid $.24 per $100 in deposits. Supervisory subgroups are set once every six months, based upon a depository institution's last supervisory and capital classification.

     A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the Office of Thrift Supervision ("OTS") and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

     On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

     The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by all SAIF institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

     In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on Pacific Thrift cannot be determined.

     INTERSTATE BANKING AND BRANCHING

     In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

     The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

     In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which Pacific Thrift operates, although it is difficult to assess the impact that such increased competition may have on Pacific Thrift's operations.

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

     Pacific Thrift is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The FDIC has rated Pacific Thrift "satisfactory" in complying with its CRA obligations.

     In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a depository institution's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: (i) overt evidence of discrimination; (ii) evidence of disparate treatment and (iii) evidence of disparate impact.

     POTENTIAL ENFORCEMENT ACTIONS

     Insured depository institutions, such as Pacific Thrift, and their institution-affiliated parties, which includes the Partnership, may be subject to potential enforcement actions by the FDIC and the DOC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits and with respect to Pacific Thrift and the Partnership, could also include the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the PCA provisions of the FDIC Improvement Act. Management knows of no pending or threatened enforcement actions against Pacific Thrift; however, Pacific Thrift is currently operating under the 1995 Order, which it expects to be replaced in April 1996 with the MOU. See "Supervision and Regulation -- Regulatory Actions" above.

ITEM 2.  PROPERTIES

         Presidential, Pacific Thrift, Unified, CRC and LPPC do business at their main office in Woodland Hills, California. Pacific Thrift also does business at five loan production offices in Costa Mesa, West Covina, Walnut Creek and San Jose, California and, as of June 27, 1994, Bellevue, Washington. CRC Washington leases office space from Pacific Thrift at its Bellevue, Washington office.

         All of the offices at which Presidential and its subsidiaries conduct business are leased. Information with respect to each of the offices as of December 31, 1995 is as follows:

                                                     Floor Space           Annual                Expiration
Location                                            in Square Ft.         Rental(1)                Date
- --------                                            -------------         ---------              ----------
Woodland Hills, CA(2)                                 19,600              $487,570               07/31/03
Costa Mesa, CA                                         6,331               150,728               11/14/96
West Covina, CA                                        3,877                67,460               05/30/99
Walnut Creek, CA(3)                                    9,037               132,956               03/14/00
San Jose, CA                                           1,483                24,914               02/28/97
Bellevue, WA                                           2,224                36,696               08/31/98

(1) Subject to annual adjustment in accordance with customary escalation clauses, except as provided in footnote 2 below with respect to the Woodland Hills lease, which only provides for escalation of expense sharing obligations.

(2) Pursuant to a lease entered January 11, 1993, annual rental increases to $505,680 from March 1, 1996 to July 31, 1998, to $517,440 from
         August 1, 1998 through January 31, 2001, and to $529,200 from February 1, 2001 through July 31, 2003. The lease is accounted for on the straight line average method of accounting, in accordance with generally accepted accounting principles.

(3) Includes three separate leases for 4,682 square feet entered in March 1995, 2,418 square feet entered in October 1995 and 1,937 square feet entered in December 1995 at rental rates between $1.85 and $2.00 per square foot. The lease entered in March 1995 provides for annualized rent set at $101,131 through September 1995, increasing to $103,944 through September 1997, and to $106,752 through March 2000. The other two leases provide for annual rent of $58,032 and $45,325, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     Presidential and its subsidiaries are parties to certain legal proceedings incidental to its lending and trust deed foreclosure service businesses, some of which seek unspecified damages or substantial monetary damages in the form of punitive damages. The ultimate outcome of such litigation cannot presently be determined. Management, after review and consultation with counsel, and based upon historical experience with prior collection actions, believes that the outcome of such proceedings would not have a material adverse impact on the Partnership's business, financial condition or results of operations.

     In addition to actions incidental to its lending business, Presidential and/or its subsidiaries are parties to the following actions.

     ENVIRONMENTAL ACTIONS. Presidential and Pacific Thrift acquired two properties (the "Whittier" and "San Bernardino" properties) in foreclosure which were used by borrowers unaffiliated with the Partnership for metal plating operations involving hazardous materials. After acquisition of the two properties, the Partnership and Pacific Thrift each received notices from local government authorities requiring removal of hazardous materials left by the prior owners of each of the properties and remediation of soil contamination.

     Presidential and Pacific Thrift engaged an independent environmental consulting firm to determine the extent of soil contamination of each of the properties, and to prepare proposed remediation plans for each site. The proposed remediation plans, which were completed in September 1994, had an estimated cost of $674,000 to Presidential and $820,000 to Pacific Thrift, including consulting and special counsel fees. These amounts were accrued at December 31, 1993 and reserved for payment as expenses were incurred.

     In April 1995, Pacific Thrift obtained a revised estimate for the cost of environmental remediation of the Whittier property it acquired in foreclosure. The new estimated cost is significantly lower than the original estimate. Therefore, in 1995, Pacific Thrift reversed $378,000 of the reserve which had been set aside to pay for remediation. Remediation was completed as of July 1995, and the property is now listed for sale.

     Presidential obtained a revised bid of $500,000 to complete environmental remediation of the San Bernardino property it acquired in foreclosure. Remediation was completed in December 1995, and Presidential is now awaiting approval of the closure plan from the government agency overseeing the remediation process. When this approval is obtained, the property will be listed for sale.

     On January 2, 1994, Presidential and Pacific Thrift implemented a comprehensive environmental policy which requires environmental risk assessment by appraisers of every new loan made by Presidential or Pacific Thrift and a full environmental risk report on any commercial or industrial property used as collateral for a loan of $250,000 or more. The policy provides that no loan will be made in the event an environmental risk assessment or report indicates the possible presence of environmental contamination. In addition, the policy provides that no property will be acquired in foreclosure if facts are discovered indicating the existence of significant environmental contamination. If Presidential or Pacific Thrift determines not to foreclose on a secured property due to environmental contamination, the collectability of a loan could be substantially reduced.

     FORECLOSURE PUBLICATION FEES ACTION. On June 6, 1995, CRC and LPPC were served with a complaint by Consumer Action and two consumers suing both individually and on behalf of the general public in a purported class action filed in the Superior Court of Contra Costa County, California. The complaint named CRC and LPPC, along with thirteen other foreclosure service and foreclosure publishing companies, and alleges that all named defendants charge fees in excess of the statutorily permitted amount for publication of notices of trustee sales. The complaint seeks restitution of all excess charges, an injunction against the charging of excessive fees in the future and attorneys fees. In January 1996, LPPC and two other posting and publishing companies were dismissed from the action without prejudice. The case is still in the pleading stage, discovery has not yet commenced and the purported class of plaintiffs has not yet been certified.

     Management believes that CRC has charged foreclosure and publication fees in compliance with applicable law. However, if the above described action was decided against CRC, management estimates that CRC's aggregate potential liability would not exceed $1 million, which would have a material adverse effect on annual earnings of the Partnership, but would not have a material adverse effect on the financial condition or longer term earnings of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of limited partners during the fourth quarter of 1995.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  MARKET INFORMATION.

     There is no public trading market for the Limited Partnership Units of the Partnership and there are restrictions on the transferability of such interests. For the year ended December 31, 1995, management has knowledge of five sales of Limited Partnership Units. Management has no information concerning the sale price with respect to three of the five sales. Management is informed that Class C Units originally purchased for $30,000 sold for $4,500 and that Class E Units originally purchased for $9,500 sold for $3,800. Management has no information concerning the circumstances of each sale or the basis used to establish the purchase price of any of the Units sold and management does not believe that these sales are representative of the market value of Limited Partnership Units.

     (b)  HOLDERS.

     As of December 31, 1995, the Partnership's total Capital Contributions, based on the original investment of each Partner less capital withdrawn, were $41,087,723, consisting of $1,748,125 held by seven Class A Limited Partners, including $1,469,375 invested by the General Partner in Class A Units, $2,892,000 held by 205 Class B Limited Partners, including $311,000 invested by the General Partner in Class B Units, $13,234,375 held by 1,258 Class C Limited Partners, $12,030,500 held by 814 Class D Limited Partners, including $50,000 invested by the General Partner in Class D Units; $10,527,000 held by 623 Class E Limited partners, including $30,000 invested by the General Partner in Class E Units; $255,723 held by 98 Limited Partners in DRP Units and $400,000 invested by the General partner for its General Partner's Interest. During 1995 and 1994, limited partners holding approximately $.3 million and $.9 million, respectively, of capital requested withdrawal of capital, which requests were denied in accordance with the terms of the Partnership Agreement and the requirements of the Partnership's loan agreement with NatWest. The Partnership does not anticipate that it will be possible to approve any capital withdrawal requests for the foreseeable future due to the restrictions under the loan agreement and the Partnership's current financial condition.

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

     For the year ended December 31, 1993, the Partnership distributed $916,309, all of which was determined at year end to be in excess of Net Profits as determined under the Partnership Agreement.

     No distributions were made by the Partnership in 1994 or 1995.

     Information on the payment of distributions (unaudited) to the Limited Partners of the Partnership for the past five years is as follows:

                       First Quarter            Second Quarter            Third Quarter             Fourth Quarter
                 -----------------------------------------------------------------------------------------------------
 Class of         Quarterly                Quarterly                Quarterly                  Quarterly
 Limited         Distribu-    Quarterly    Distribu-     Quarterly  Distribu-     Quarterly   Distribu-    Quarterly
 Partners           tions       Returns       tions        Returns     tions        Returns      tions       Returns
- ----------------------------------------------------------------------------------------------------------------------
1995
Class A                  --          --           --           --          --           --           --          --
Class B                  --          --           --           --          --           --           --          --
Class C                  --          --           --           --          --           --           --          --
Class D                  --          --           --           --          --           --           --          --
Class E                  --          --           --           --          --           --           --          --
DRP Units                --          --           --           --          --           --           --          --

1994
Class A                  --          --           --           --          --           --           --          --
Class B                  --          --           --           --          --           --           --          --
Class C                  --          --           --           --          --           --           --          --
Class D                  --          --           --           --          --           --           --          --
Class E                  --          --           --           --          --           --           --          --
DRP Units                --          --           --           --          --           --           --          --

1993
Class A             $51,725       2.959%          --           --          --           --           --          --
Class B              73,603       2.517%          --           --          --           --           --          --
Class C             298,289       2.244%          --           --          --           --           --          --
Class D             279,867       2.244%          --           --          --           --           --          --
Class E             197,583       1.866%          --           --          --           --           --          --
DRP Units             3,404       1.376%          --           --          --           --           --          --

1992
Class A             $54,330      3.125%     $ 54,330       3.125%    $ 54,927       3.125%     $ 54,927      3.125%
Class B              82,447      2.625%       80,571       2.625%      80,539       2.625%       78,784      2.625%
Class C             352,009      2.500%      348,356       2.500%     344,269       2.500%      329,694      2.375%
Class D             337,460      2.500%      330,490       2.500%     325,920       2.500%      310,862      2.375%
Class E             222,171      2.020%      209,099       1.916%     210,119       1.937%      209,003      1.937%
DRP Units             2,536      1.625%        2,886       1.625%       3,199       1.625%        3,481      1.625%

1991
Class A            $ 64,657      3.750%     $ 65,375       3.750%    $ 66,094       3.750%     $ 66,094      3.750%
Class B             107,556      3.250%      106,204       3.250%     105,987       3.250%      105,044      3.250%
Class C             473,573      3.000%      469,951       3.000%     466,953       3.000%      456,281      3.000%
Class D             448,578      3.000%      448,211       3.000%     447,982       3.000%      439,004      3.000%
Class E             245,602      2.708%      264,268       2.708%     287,387       2.636%      273,833      2.466%
DRP Units             1,496      2.250%        2,024       2.250%       2,547       2.250%        3,027      2.250%

1990
Class A            $ 75,497      4.000%     $ 74,556       4.000%    $ 72,214       4.000%     $ 71,040      4.000%
Class B             121,298      3.500%      121,660       3.500%     122,512       3.500%      120,479      3.500%
Class C             561,713      3.250%      559,802       3.250%     551,322       3.250%      537,064      3.250%
Class D             524,226      3.250%      519,480       3.250%     509,832       3.250%      500,933      3.250%
Class E              99,456      3.120%      173,168       3.120%     230,747       3.120%      268,688      3.120%
DRP Units                59      2.500%          320       2.500%         729       2.500%        1,186      2.500%
  Initial Return (1)

                    Fifth                     Total
 Class of            Level      Fifth        Annual
 Limited           Distri-      Level      Distribu-     Annual
 Partners           butions     Returns       tions      Returns
- ----------------------------------------------------------------
1995
Class A                  --         --            --           --
Class B                  --         --            --           --
Class C                  --         --            --           --
Class D                  --         --            --           --
Class E                  --         --            --           --
DRP Units                --         --            --           --

1994
Class A                  --         --            --           --
Class B                  --         --            --           --
Class C                  --         --            --           --
Class D                  --         --            --           --
Class E                  --         --            --           --
DRP Units                --         --            --           --

1993
Class A                  --         --     $  51,725       2.959%
Class B                  --         --        73,603       2.517%
Class C                  --         --       298,289       2.244%
Class D                  --         --       279,867       2.244%
Class E                  --         --       197,583       1.866%
DRP Units                --         --         3,404       1.376%

1992
Class A            $  1,092     0.063%     $ 219,606     12.5625%
Class B               1,919     0.063%       324,260     10.5625%
Class C               9,043     0.063%     1,383,371      9.5625%
Class D               9,491     0.063%     1,314,223      9.5625%
Class E               6,691     0.063%       857,083      7.8113%
DRP Units               116     0.063%        12,218      6.5625%

1991
Class A            $  2,185      .125%    $  264,406      15.125%
Class B               4,088      .125%       428,879      13.125%
Class C              19,960      .125%     1,886,718      12.125%
Class D              18,596      .125%     1,802,371      12.125%
Class E              15,175      .125%     1,086,265      10.643%
DRP Units               127      .125%         9,220       9.125%

1990
Class A            $  2,289      .125%    $  295,595      16.125%
Class B               4,332      .125%       490,281      14.125%
Class C              21,218      .125%     2,231,119      13.125%
Class D              19,726      .125%     2,074,196      13.125%
Class E               8,007      .125%       780,066      12.635%
DRP Units                27      .125%         2,320
  Initial Return

(1) Represents the lower initial investment return on Class E Units paid on new subscriptions for Class E Units monthly in excess of $2 million per month, at a rate equal to 0.125% above the Merrill Lynch Ready Asset Trust annualized average rate of return after expenses for the past 30 days.

ITEM 6.  SELECTED FINANCIAL DATA

               The following unaudited tables present selected consolidated financial and other data of the Partnership as of and for each of the years in the five years ended December 31, 1995. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Prospectus, including the Consolidated Financial Statements of the Partnership and notes thereto and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                          AS OF AND FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                         1995          1994           1993         1992         1991
                                                                              (DOLLARS IN THOUSANDS)
                                                    ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total interest income ..............................   $   9,577     $  11,404     $  14,212     $ 16,827    $ 18,668
Total interest expense .............................       5,199         4,927         5,718        6,725       8,683
                                                       ---------     ---------     ---------     --------    --------
  Net interest income ..............................       4,378         6,477         8,494       10,102       9,985
Total noninterest income ...........................      13,265         6,002         5,305        5,316       4,865
Provision for loan losses ..........................       3,289         6,096         4,655        3,888       2,617
Other real estate owned expense ....................       1,212           732         3,307        1,014         881
General and administrative expense .................      16,062        15,164        11,705       10,367       7,517
Provision (benefit) for income taxes ...............      (1,222)            1             1            1         -0-
                                                       ---------     ---------     ---------     --------    --------
Net income (loss) ..................................   $  (1,698)    $  (9,514)    $  (5,869)    $    148    $  3,835
                                                       =========     =========     =========     ========    ========
Distributions paid .................................         -0-           -0-         1,943        4,610       5,747

STATEMENT OF FINANCIAL CONDITION DATA:

Total assets .......................................   $  82,557     $ 103,747     $ 114,324     $120,216    $138,405
Net loans(1) .......................................      56,485        65,056        84,755      101,405     122,628
Total deposits .....................................      60,156        69,501        62,421       50,561      39,555
Mortgage notes and notes payable ...................       7,982        17,691        25,578       36,507      59,412
Partners' equity ...................................       8,727        10,425        19,939       28,830      36,706


PARTNERSHIP:
SELECTED RATIOS (%)

Return on average assets ...........................       (1.82)%       (8.73)%       (5.00)%        .11%       2.77%
Return on average partners' equity .................      (17.73)%      (62.67)%      (24.07)%        .45%      10.13%
Net interest margin(2) .............................        5.79 %        6.82 %        8.65 %       8.71%       7.57%
Noninterest expense to average assets ..............       18.54 %       14.58 %       12.80 %       8.80%       6.07%
Efficiency ratio(3) ................................       97.91 %      127.38 %      108.79 %      73.82%      56.55%
Efficiency ratio excluding REO expense(3) ..........       91.04 %      121.52 %       84.82 %      67.24%      50.62%
General and administrative expense to average assets       17.24 %       13.91 %        9.98 %       8.02%       5.43%
Average partners' equity to average assets .........       10.28 %       13.92 %       20.79 %      25.34%      27.35%
Loan originations ..................................   $ 170,861     $  76,838     $  48,612     $ 53,207    $ 60,278

ASSET QUALITY DATA:

Nonaccrual loans ...................................   $     793     $   3,146     $   5,316     $  3,253    $  3,942
REO (net of senior liens) ..........................       2,545         5,308         4,225        6,973       4,199
Total nonperforming assets .........................       3,338         8,454         9,541       10,226       8,141
Troubled debt restructurings .......................         948           -0-           -0-          -0-         -0-
Allowance for credit losses ........................       4,229         4,307         3,122        2,646       1,821
Net loan charge offs ...............................       3,367         4,912         4,178        3,063       1,907

ASSET QUALITY RATIOS:

Nonperforming assets to total assets ...............        4.04%         8.15%         8.35%        8.51%       5.88%
Allowance for credit losses to net loans ...........        7.49%         6.62%         3.68%        2.61%       1.48%
Allowance for credit losses to nonaccrual loans ....      533.29%       136.94%        58.74%       81.34%      46.19%
Net loan charge offs to average loans ..............        5.28%         5.79%         4.12%        2.67%       1.32%

(1) Net of allowances for loan loss and deferred loan fees and costs, including loans held for sale.

(2) Net interest margin represents net interest income divided by total average earning assets.

(3) Efficiency ratio represents noninterest expense divided by noninterest income and net interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Partnership operates two business segments: (i) the real estate lending business, which is conducted through Presidential and Pacific Thrift and
(ii) the trust deed foreclosure services business, which is conducted through CRC and LPPC. Presidential reports its financial condition and results of operations on a consolidated basis with Pacific Thrift, CRC and LPPC. (See
Note 18 of Notes to Consolidated Financial Statements.)

        Since 1994 the primary source of operating income of the Partnership's lending business has been fee income from origination and sale of residential loans. This reflects a change from prior years in which the primary source of operating income was net interest income, which is the difference between the interest income earned on its real estate secured loan portfolio and investment portfolio and the cost of funds, consisting primarily of interest and fees on the Bank Loan, and interest paid on deposits issued by Pacific Thrift.

        Over the past two years, Pacific Thrift's ability to originate portfolio loans has been limited by its capital levels. In 1994, Pacific Thrift's capital was reduced by loan losses and expenses associated with the changes in its lending business operations. In addition, certain differences between regulatory accounting principles and generally accepted accounting principles in connection with sales of senior loan participation interests resulted in a reduction of Pacific Thrift's regulatory capital levels. As a result of these factors, Pacific Thrift's regulatory capital declined to levels which substantially restricted new portfolio lending. However, between November 1994 and December 1995, Pacific Thrift restored its capital with fee income from its loan sale programs, capital contributions from the Partnership and savings from staff reductions and changes in compensation structure for loan representatives. Management anticipates that Pacific Thrift will gradually increase portfolio lending in 1996.

        For the years ended December 31, 1995, 1994 and 1993, the Partnership experienced consolidated net operating losses due to high loan losses caused by substantial declines in California real estate values between 1990 and 1995. In addition, Presidential experienced a decline in net interest income over the past four years as a result of the steady reduction of its loan portfolio, which has been necessary to pay down the Bank Loan. Over the past five years, the Bank Loan had been reduced from a high of $82 million in 1990 to $6.8 million as of December 31, 1995. The Bank Loan is required to be fully repaid by June 1997. Management of Presidential anticipates that the Bank Loan will be paid off with a combination of interest income and principal reductions on the Presidential loan portfolio, (which had an aggregate gross principal balance of $9.2 million, net of specific reserves of $.9 million but including loans held for sale of $3.0 million as of December 31, 1995), sales of OREO ($.8 million at December 31, 1995, net of senior liens) and sales of portfolio loans as necessary to augment interest and fee income.

        Management's goals for Pacific Thrift's lending business are to (i) continue to emphasize fee income from loans originated for sale; (ii) increase the volume of loans originated for sale in states in which Pacific Thrift has recently commenced lending operations; (iii) expand loan operations into new states; (iv) minimize overhead costs by operating without offices in most areas;
(v) continue to evaluate possible securitization programs; and (vi) gradually rebuild Pacific Thrift's loan portfolio balance.

        The primary source of operating income of the trust deed foreclosure services business is fee income for services performed by CRC, LPPC, and CRC Washington on behalf of other lenders, including the Partnership and Pacific Thrift. CRC currently provides foreclosure services nationwide for over 300 banks, thrifts, mortgage companies, life insurance companies and federal regulatory agencies. None of CRC, CRC Washington or LPPC own substantial tangible assets or have substantial operating expenses other than general and administrative and personnel expenses.

        The Partnership's basic goal for its trust deed foreclosure services business is to increase fee income through growth of CRC's and LPPC's customer bases. Trust deed foreclosure services fees are limited by statute in substantially all cases, and therefore the primary means of increasing fee income is by increasing the volume of services provided and reducing the costs of providing the services. CRC doubled its customer base between 1991 and 1993, from approximately 150 to 300 customers. However, during the past two years, some customers have been lost as a result of mergers and acquisitions. While many of these customers were replaced with new accounts during the year, they were not replaced soon enough to fully offset declines in revenues from accounts lost. Less than 5% of the revenues of each of CRC and LPPC were provided by Presidential and Pacific Thrift for the three years ended December 31, 1995.

        At December 31, 1995 Pacific Thrift had a deferred income tax asset of $1,225,000 net of a $857,000 valuation allowance. During 1995 $1,225,000 of the valuation allowance was reversed to reflect expected utilization of the federal and state net operating loss carryforward over the next twelve months. The federal net operating loss carryforwards expire between 2007 and 2009 while the state net operating loss carryforwards expire in 1999. In 1995 Pacific Thrift utilized $1,135,000 of the net operating loss carryforwards existing at December 31, 1994. While the deferred tax asset was fully reserved for December 31, 1994, given the results of operations in 1995 and the continued improvements in January and February of 1996, Management believes it is more likely than not that the $1,225,000 of net operating loss carryforwards will be realized in 1996. (See Note 8 of Notes to Consolidated Financial Statements for additional details.)

FINANCIAL CONDITION

        GENERAL

        Total consolidated assets decreased $37.6 million to $82.6 million at December 31, 1995 from $120.2 million at December 31, 1992, a decrease of 31.3%. The decrease in consolidated assets during this period was due primarily to a decrease of $46.7 million in net loans of Presidential and a $10.8 million decrease in net loans of Pacific Thrift, for a total decrease of $57.5 million in net loans receivable (excluding loans held for sale) to $43.9 million at December 31, 1995 from $101.4 million at December 31, 1992.

        A substantial amount of the proceeds from loan payoffs and loan sales of Presidential have been used to pay down the Bank Loan over the past five years. The Bank Loan has been reduced $26.6 million to $6.8 million at December 31, 1995 from $33.4 million at December 31, 1992.

        Total deposits of Pacific Thrift have increased $9.6 million to $60.2 million at December 31, 1995 from $50.6 million at December 31, 1992, an increase of 19%. Over the past 12 months, management undertook to reduce Pacific Thrift's total deposits by $9.3 million, from a high of $69.5 million at December 31, 1994, in order to reduce assets and reduce interest expense. Based upon historical experience, management believes that Pacific Thrift has the ability to further increase deposits if necessary to fund lending activities.

        Total Partnership capital decreased by $20.1 million to $8.7 million at December 31, 1995 from $28.8 million at December 31, 1992. Reductions in capital were due to capital withdrawals of $1.4 million paid in 1993 to withdrawing Limited Partners in accordance with the terms of the Partnership Agreement, $1.9 million in distributions paid in 1993 and net losses on operations of $1.7 million, $9.5 million and $5.9 million for the years ended December 31, 1995, 1994 and 1993, respectively, partially offset by $.3 million in capital contributions in 1993. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional requests to withdraw capital of approximately $.3 million, $.9 million and $8.2 million, respectively, which were not approved, in accordance with the restrictions provided in the Partnership Agreement and the Bank Loan.

        AT DECEMBER 31, 1995 COMPARED WITH DECEMBER 31, 1994

        Total consolidated assets of the Partnership decreased $21.1 million (20.3%) to $82.6 million at December 31, 1995 from $103.7 million at December 31, 1994. The decrease resulted primarily from declines in cash and cash equivalents, loans receivable, accounts receivable, real estate acquired in settlement of loans ("OREO") and interest receivable, offset by increases in excess yield receivable. Loans receivable decreased by $9.1 million (17.2%), to $43.9 million from $53.0 million, as a result of loan pay offs and loan sales. Cash and cash equivalents decreased by $9.1 million (46.4%), to $10.5 million from $19.6 million. Accounts receivable declined by $1.8 million (35.3%) to $3.3 million at December 31, 1995 from $5.1 million at December 31, 1994. Excess yield receivable increased $1.8 million, (200.0%) to $2.7 million from $.9 million due to sales of loans for which Pacific Thrift receives a servicing release fee over the life of the loans sold. See "BUSINESS -- Lending Activities
- -- Loans Originated for Sale." OREO declined by $4.5 million (59.2%), to $3.1 million at December 31, 1995 from $7.6 million at December 31, 1994, reflecting sales of OREO. Interest receivable declined by $.2 million (18.2%), to $.9 million from $1.1 million, primarily due to the reduction of the loan portfolio.

        Total liabilities decreased $19.5 million (20.9%) to $73.8 million at December 31, 1995 from $93.3 million at December 31, 1994. The decrease resulted from declines in notes payable, thrift certificates payable, accounts payable, accrued expenses and interest payable and mortgages payable on OREO. Notes payable decreased by $8 million (54.1%), to $6.8 million from $14.8 million, due to pay down of the Bank Loan. Thrift certificates payable decreased by $9.3 million (13.4%) to $60.2 million from $69.5 million, reflecting the reduction in total assets of Pacific Thrift. Accounts payable, accrued expenses and interest payable decreased by $.4 million (7.1%), to $5.2 million from $5.6 million, primarily due to a $.4 million reduction in accrued expenses for the environmental remediation of an OREO acquired by

Pacific Thrift after receiving a lower bid for completion of the work. Mortgages payable on OREO decreased by $1.7 million (73.9%), to $.6 million from $2.3 million, due to sale of OREO.

        Total Partnership capital decreased by $1.7 million (16.3%) to $8.7 million from $10.4 million, due to consolidated net losses of $1.7 million incurred during the year ended December 31, 1995. The consolidated net loss was comprised of a $5.8 million net loss of Presidential, partially offset by $3.2 million net income of Pacific Thrift, $.6 million net income of CRC and $.3 million net income of LPPC.


        AT DECEMBER 31, 1994 COMPARED WITH DECEMBER 31, 1993

        Total consolidated assets decreased $10.6 million to $103.7 million at December 31, 1994 from $114.3 million at December 31, 1993, a decrease of 9.3%. The decrease in assets during the year was primarily due to reductions in the Partnership's loans receivable and OREO, offset by an increase in cash and cash equivalents held to maintain Pacific Thrift's required liquidity ratio. Presidential's loans receivable declined by $21.6 million, and Pacific Thrift's loans receivable by $9.6 million, resulting in a total decline of $31.2 million in 1994, to $53.0 million at December 31, 1994 from $84.2 million at December 31, 1993, a net decline of 37.0%. OREO increased by $1.6 million in 1994 to $7.6 million at December 31, 1994 from $6.0 million at December 31, 1993, an increase of 26.7%. Offsetting these declines was an increase in cash and cash equivalents, which increased by $6.4 million in 1994, to $19.6 million at December 31, 1994 from $13.2 million at December 31, 1993.

        Total deposits of Pacific Thrift increased $7.1 million to $69.5 million at December 31, 1994 from $62.4 million at December 31, 1993, an increase of 11.4%.

        Total Partners' capital decreased $9.5 million to $10.4 million at December 31, 1994 from $19.9 million at December 31, 1993, a decline of 47.7%. Reductions in capital were due to a $9.5 million net operating loss for 1994. During 1994, the Partnership received additional requests to withdraw capital of approximately $0.9 million which were not approved, in accordance with the restrictions provided in the Partnership Agreement and the Bank Loan.


RESULTS OF OPERATIONS

        NET INTEREST INCOME ANALYSIS

        The following table sets forth certain information concerning average interest-earning assets and interest bearing liabilities and the yields and rates thereon. Average balances are calculated on a quarterly basis and nonaccrual loans have been included in interest earning assets for the computations. Fee income on loans included in interest income and in the calculation of average yields was $.7 million and $1.7 million for the years ended December 31, 1995 and 1994, respectively.

 YIELDS AND RATES ON INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                                        Year Ended                                Year Ended
                                                     December 31, 1995                         December 31, 1994
                                                     -----------------                         -----------------
                                          Average                       Yield        Average                       Yield
                                          Balance        Interest        Rate        Balance        Interest        Rate
Assets                                           (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
  Loans                                   $63,711        $8,885       13.95%         $84,776         $11,003      12.98%
  Interest-bearing deposits in
  other financial institutions
  and securities purchased under
  agreements to sell                       11,852           692        5.84%          10,138             401       3.96%
                                           ------        ------      ------          -------          ------      -----
  Total interest-earning assets            75,563         9,577       12.67%          94,914          11,404      12.02%
                                           ======        ======      ======           ======          ======      =====
Noninterest-earning assets:
  Cash and due from banks                   5,536                                      3,782
  Premises & equipment, net                 1,483                                      1,452
  Real estate acquired in settlement        5,322                                      6,276
  of loans
  Other Assets                              5,290                                      6,734
                                           ------                                     ------
    Total noninterest-earning assets       17,631                                     18,244
                                           ------                                     ------
Less allowance for loan losses              3,911                                      3,085
                                           ------                                     ------
    Total Assets                           89,283         9,577                      110,073          11,404
                                           ======        ======                      =======          ======
  Liabilities & Partners' Capital
Interest-bearing liabilities:
  Notes payable                            12,601         1,379       10.94%          18,734           1,982      10.58%
  Savings deposi                           13,322           718        5.39%          23,867             904       3.79%
  Time CDs                                 50,031         3,102        6.20%          44,241           2,041       4.61%
                     .                     ------         -----       -----           ------           -----      -----
  Total interest-bearing liabilities       75,954         5,199        6.84%          86,842           4,927       5.67%
                                           ======         =====       =====           ======           =====       =====
Noninterest-bearing liabilities:
  Accounts payable & accrued
  expenses                                  3,123                                      8,047
                                           ------                                     ------
Total Liabilities                          79,077                                     94,889
Partners' Capital                          10,206                                     15,184
                                           ------         -----                       ------           -----
    Total liabilities and
      partners' capital                   $89,283         5,199                     $110,073           4,927
                                           ======         =====        ----           ======           =====      -----
Net interest income/spread                                4,378        5.83%                           6,477       6.34%
                                                          =====        ====                            =====      =====
Net interest margin                                                    5.79%                                       6.82%
Net Income (loss)                                       $(1,698)                                     $(9,514)
                                                         ======                                       ======
Average interest earning assets to                                    0.995%                                      1.093%
average interest bearing liabilities

        Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. Pacific Thrift attempts to minimize the effect of interest rate fluctuations on net interest margins by matching as nearly as possible interest sensitive assets and interest sensitive liabilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -Asset/Liability Management."

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

                                                                Rate Volume Analysis
                                                               (Dollars in Thousands)

                                           1995 compared to 1994                      1994 compared to 1993
                                            Increase (decrease)                        Increase (decrease)
                                              due to change in                          due to change in
                                    -----------------------------------         --------------------------------
                                  Volume         Yield/             Net          Volume        Yield/           Net
                                                   Rate          Change                          Rate        Change
Interest-earning assets:

Loans                            (2,891)            773         (2,118)         (1,821)       (1,385)       (3,206)

Interest-bearing deposits in
other financial institutions and
securities purchased under
agreements to sell                    76            215             291             399           (1)           398
                                  ------          -----          ------        --------      --------      --------

Total interest-earning assets    (2,815)            988         (1,827)         (1,422)       (1,386)       (2,808)
                                 =======          =====         =======        ========    ==========     =========

Liabilities & Partners' Capital

Interest-bearing liabilities:

Notes payable                      (669)             66           (603)         (1,243)           728         (515)

Savings deposits                   (485)            299           (186)             734            10           744

Time CDs                             293            768           1,061           (382)         (638)       (1,020)
                                   -----          -----           -----      ----------       -------  ------------

Total interest-bearing

liabilities                        (861)          1,133             272           (891)           100         (791)
                                  ======          =====           =====       =========        ======        ======

Change in net interest income    (1,954)          (145)         (2,099)           (531)       (1,486)       (2,017)
                                 =======          =====         =======       =========       =======      ========

         FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

         GENERAL

         The Partnership incurred a net loss of $1.7 million for the year ended December 31, 1995, compared with a net loss of $9.5 million for the year ended December 31, 1994. For 1995 the net loss before income tax benefit was $2.9 million and the net loss was $1.7 million, reflecting a tax benefit of $1.2 million due to Pacific Thrift's use of net operating loss carryforwards. Pacific Thrift has a remaining net operating loss carryforwards of approximately $4.0 million as of December 31, 1995, which may be used to offset a tax liability on future taxable income of Pacific Thrift. The reduction in the net operating loss carryforward in 1995 compared to 1994 was due primarily to increases in noninterest income and decreases in noninterest expenses from 1994.

         NET INTEREST INCOME

         Net interest income before provision for loan losses decreased by $2.1 million (32.3%), to $4.4 million for the year ended December 31, 1995 compared to $6.5 million for the year ended December 31, 1994, as a result of the reduction in total interest income and increase in total interest expense.

         TOTAL INTEREST INCOME

         Total interest income decreased by $1.8 million (15.8%), to $9.6 million for 1995 compared to $11.4 million for 1994, due to reductions in the loan portfolio as assets were reduced to improve capital ratios in Pacific Thrift and pay down the Bank Loan at Presidential.

         TOTAL INTEREST EXPENSE

         Total interest expense increased by $.3 million (6.1%), to $5.2 million for 1995 compared to $4.9 million for 1994, due to higher market interest rates paid on thrift certificates by Pacific Thrift, which offset lower levels of deposits and a reduction in the Bank Loan.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $3.3 million for the year ended December 31, 1995, compared to $6.1 million for the year ended December 31, 1994. The total allowance for loan losses was $4.2 million at December 31, 1995, compared with $4.3 million at December 31, 1994, reflecting sales and payoffs of loans on which reserves were previously taken and status improvements in some portfolio loans.

         The calculation of the adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. See "BUSINESS -- Classified Assets and Nonperforming Loans
- -- Allowance for Loan Losses." The ratio of nonaccrual loans past due 90 days or more to total loans was 1.62% at December 31, 1995, compared to 5.35% at December 31, 1994. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 533.29% at December 31, 1995, compared to 136.94% at December 31, 1994.

         NONINTEREST INCOME

         Total noninterest income increased by $7.3 million (121.7%), to $13.3 million for the year ended December 31, 1995 compared to $6.0 million for the year ended December 31, 1994, due to increases in gains on sale of loans by Pacific Thrift. Gains on sale of loans increased by $8.0 million (888.9%), to $8.9 million for 1995 compared to $.9 million for 1994. Pacific Thrift sold a total of $155.4 million of loans during 1995, for a total gain on sale of $8.4 million. These sales included $145 million of securitizable loans, for a gain on sale of $8.6 million, $8.4 million of portfolio loans, for a gain on sale of $.2 million and $2.0 million of home improvement loans, sold at a gain of $.1 million. Other income decreased by $.6 million (35.3%), to $1.1 million for 1995 compared to $1.7 million for 1994, due to lower revenues of CRC and LPPC.

         NONINTEREST EXPENSE

         Noninterest expense increased by $1.4 million (8.8%), to $17.3 million for 1995 compared to $15.9 million for 1994. Increases in noninterest expense were primarily due to increases in salaries, employee benefits and personnel services and operations of OREO, partially offset by declines in general and administrative expenses. General and administrative expenses decreased by $.8 million (11.3%) to $6.3 million for 1995 compared to $7.1 million for 1994. Salaries, employee benefits and personnel services increased by $1.4 million (21.0%) to $7.9 million for 1995 compared to $6.5 million for 1994. Expenses on OREO decreased by $.7 million (58.3%) to $.5 million for 1995 compared to $1.2 million for 1994. The Partnership recognized net losses on sales of OREO of $.7 million for 1995 and net gains of $.4 million for 1994.

         FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

         GENERAL

         The Partnership incurred a net loss of $9.5 million for the year ended December 31, 1994, compared with a net loss of $5.9 million for the year ended December 31, 1993. The increase in net loss in 1994 from 1993 was due primarily to a $3.4 million decline in net interest income after provision for loan losses to $.4 million in 1994 from $3.8 million in 1993, and a $.9 million increase in non-interest expense to $15.9 million in 1994 from $15.0 million in 1993, partially offset by a $.7 million increase in non-interest income.

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

         TOTAL INTEREST EXPENSE

         Total interest expense decreased $0.8 million to $4.9 million in 1994 from $5.7 million in 1993. The decline in interest expense was due primarily to a substantial reduction in the Bank Loan balance, which was partially offset by an increase in deposits, principally time certificates of deposit, issued by Pacific Thrift at lower rates of interest than the rate payable on the Bank Loan.

         PROVISION FOR LOAN LOSSES

         The provision for loan losses was $6.1 million in 1994 compared with $4.6 million in 1993. The provision for loan losses remained high in 1994 and 1993 due to the continuing high levels of loan delinquencies and declines in California real estate values over the past five years. The total allowance for loan losses has increased as a percentage of the total loan portfolio to 7.33% of the combined portfolio at December 31, 1994 compared with 3.49% of the combined portfolio at December 31, 1993. New policies and procedures were initiated by Pacific Thrift in 1993, which included obtaining new outside appraisals for most delinquent loans when the most recent outside appraisal was over six months old. In the last quarter of 1993, new management was hired for Pacific Thrift, and it determined to make changes in the method of determining the allowance for loan losses, which resulted in significant adjustments to the provision for loan loss in the fourth quarter of 1993. In 1994, management of the Partnership conducted a further review of its portfolio, which included review appraisals of many properties. As a result, a substantial adjustment to the provision for loan losses of the Partnership was made in the fourth quarter of 1994. See "BUSINESS -- Classified Assets and Loan Losses."

         The ratio of nonaccrual loans past due 90 days or more to total loans was 5.35% at December 31, 1994 and 5.94% at December 31, 1993. The ratio of the allowance for loan losses to nonaccrual loans past due 90 days or more was 136.94% at December 31, 1994 and 58.74% at December 31, 1993.

         NONINTEREST INCOME

         Noninterest income increased by $0.7 million to $6.0 million in 1994 compared to $5.3 million in 1993. Noninterest income was primarily provided by trustee and reconveyance fees earned by CRC and LPPC. Trustee and reconveyance fees decreased by $0.5 million in 1994 to $3.3 million in 1994 compared to $3.8 million in 1993, due to a reduction in loan default levels in 1994.

         Gain on sale of loans increased by $0.8 million (800%) in 1994, to $0.9 million in 1994 from $0.1 million in 1993. The increase is the result of an increase in originations of loans for sale in 1994. A total of $58 million in loans were sold in 1994, including $29.6 million of loans originated for sale by Pacific Thrift.

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

LIQUIDITY AND CAPITAL RESOURCES

         Neither Presidential nor any of its subsidiaries other than Pacific Thrift maintains significant cash and cash equivalent assets. The primary source of Pacific Thrift's liquidity is the cash and cash equivalents maintained by

Pacific Thrift in connection with its deposit-taking and lending activities. At December 31, 1995, cash and cash equivalent assets totalled $10.5 million, compared with $19.6 million at December 31, 1994.

         At December 31, 1995, neither Presidential nor Pacific Thrift had material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1995 totalled $35.2 million. Based upon historical experience, management believes that a significant portion of such deposits may be renewed to the extent deemed desirable by management. In general, depositors have historically tended to renew deposits when the rates paid on such deposits remain competitive with rates offered by comparable financial institutions. However, from time to time during 1994 and 1995, management of Pacific Thrift has intentionally taken steps to reduce deposit renewals in order to reduce the total amount of deposits. These steps include reducing the interest rates offered on maturing deposits and declining to renew certain large deposits.

         Presidential's primary sources of funds are principal and interest payments on loans, substantially all of which have been used to pay down the Bank Loan and pay expenses since July 1993. Pacific Thrift's primary sources of funds are deposits, principal and interest payments on loans and gains on sales of loans. Gains on sales of loans cannot be predicted with certainty, because they depend on new loan originations, which are subject to fluctuation. While scheduled principal amortization on loans and deposit flows are a reasonably predictable source of funds, mortgage loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

         The primary lending and investment activities of Presidential and Pacific Thrift are the origination of fixed and adjustable rate real estate loans. Since November 1991, substantially all new loans (other than loan rewrites of existing loans) have been originated by Pacific Thrift. Effective January 1, 1994, Pacific Thrift began to invest in short-term investment securities, primarily federal funds sold and U.S. Treasury Notes, which provides income from those assets required for liquidity. The levels of these assets depend on Pacific Thrift's operating, financing, lending and investing activities during any given period.

         For the past four years, Presidential has reduced its lending activities as a result of the need to reduce its borrowings under the Bank Loan. Beginning in 1991, Presidential began to pay down the Bank Loan, which has been reduced by $26.6 million to $6.8 million at December 31, 1995 from $33.4 million at December 31, 1992. Pacific Thrift has increased its lending activities over the same period, including primarily loans originated for sale in 1994 and 1995, which are funded with loan sale proceeds.

         Pacific Thrift maintains minimum levels of liquid assets as required under the liquidity policy adopted by the board of directors of Pacific Thrift. The relationship between short-term liquid assets and total deposits at December 31, 1995 was 31.7%, which exceeded the 10% minimum established by the board. At December 31, 1994 and 1993, the liquidity ratio was 26.9% and 20.5%, respectively.

         On December 1, 1995, Pacific Thrift obtained from First Interstate Bank of California a federal funds credit line, bearing interest at the federal funds rate as announced from time to time by the Federal Reserve Board, in the amount of $2.5 million. The amount of the line was increased to $3.5 million on January 3, 1996. The line is intended to support short term liquidity, and is not expected to be used for more than ten consecutive days or more than 12 times during any 30 day period.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC-insured institutions. At December 31, 1994, Pacific Thrift was classified by the FDIC as "undercapitalized."
However, by March 31, 1995, Pacific Thrift was reclassified by the FDIC as "adequately capitalized." As of December 31, 1995, Pacific Thrift's regulatory capital levels have increased to levels meeting the FDIC's definition of "well capitalized;" however, due to the existence of the 1995 Order requiring Pacific Thrift to maintain certain capital levels, it is classified as "adequately capitalized." See "SUPERVISION AND REGULATION -- Federal Law -- Capital Adequacy Guidelines."

ASSET/LIABILITY MANAGEMENT

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely affect net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income while a positive gap would generally tend to adversely affect net interest income. At December 31, 1995, total interest-earning assets maturing or repricing during each period exceeded total interest-bearing liabilities maturing or repricing in the same periods by $1.7 million, representing a cumulative interest rate sensitivity gap ratio of 3.0%. However, because interest rates for different asset and liability products offered by depository institutions respond differently to changes in the interest rate environment, the gap is only a general indicator of interest rate sensitivity.

         Presidential does not actively originate new loans, and has not done so in approximately four years. Therefore, Presidential does not actively monitor its interest rate risk at this time.

         Pacific Thrift actively monitors its interest rate risk. Pacific Thrift has an asset/liability committee which includes its President, Chief Financial Officer and Deposit Operations Manager. The committee meets regularly to review Pacific Thrift's interest rate risk position and make whatever adjustments are necessary. In addition, the board of directors of Pacific Thrift reviews its asset/liability position on a quarterly basis.

         To the extent consistent with its interest rate spread objectives, Pacific Thrift attempts to reduce its interest rate risk and has taken a number of steps to match its interest sensitive assets and liabilities to minimize the potential negative impact of changing interest rates. Pacific Thrift has focused on making adjustable rate loans, virtually all of which adjust quarterly, and focuses its investment activity on short-term obligations of banks and U.S. government securities.

         The following table sets forth the interest rate sensitivity of Pacific Thrift's assets and liabilities at December 31, 1995 on the basis of certain assumptions. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the repricing timing or contractual term of the asset or liability. Pacific Thrift has assumed that its savings accounts, which totalled $24.3 million at December 31, 1995 reprice immediately. Certificates of deposit are included in the table below at their dates of maturity.

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

              INTEREST RATE SENSITIVITY GAP AS OF DECEMBER 31, 1995

                                                                                                            After
  Assets or Liabilities Which      1 Day               3 Months         Six Months           1-5              5
       Mature or Reprice           to 3 Months        to 6 Months        to 1 Year          Years           Years         Total
  ---------------------------      -----------        -----------        ---------          -----           -----         -----
Cash and Investments...........    $9,506,287                0                0               0              0            $9,506,287

Loans Receivable...............    36,479,178          942,408          192,872         901,850      4,264,215            42,780,523

Loans Held for Sale (1)........     9,577,341                0                0               0              0             9,577,341
                                    ---------            -----            -----           -----          -----             ---------

Interest-earning assets........   $55,562,806         $942,408         $192,872        $901,850     $4,264,215           $61,864,151
                                   ==========          =======          =======         =======      =========            ==========

Certificates of deposit........    12,722,796       13,439,390        9,084,164         635,000              0            35,881,350

Savings accounts...............    24,274,630                0                0               0              0            24,274,630
                                   ----------            -----            -----           -----          -----            ----------

Interest-bearing liabilities...   $36,997,426      $13,439,390       $9,084,164        $635,000          $   0           $60,155,980
                                   ==========       ==========        =========         =======          =====            ==========

Interest rate sensitivity gap..    18,565,380      (12,496,982)      (8,891,292)        266,850      4,264,215             1,708,171

Cumulative interest rate
sensitivity gap ...............   $18,565,380       $6,068,398      $(2,822,894)    $(2,556,044)    $1,708,171            $1,708,171

Interest rate sensitivity
ratio (2)......................          1.50             0.07             0.02            1.42           0.00                  1.03

Cumulative interest rate
sensitivity gap ratio (3)......          0.33             0.11            -0.05           -0.04           0.03                  0.03


(1) Includes pre-approved loans sold at each month end, for which cash has not yet been received.

(2) The interest rate sensitivity gap ratio represents total interest-earning assets divided by total interest-bearing liabilities.

(3) The cumulative interest rate sensitivity gap ratio represents the cumulative interest rate sensitivity gap divided by total interest-earning assets.

EFFECT OF FEDERAL LAWS AND REGULATIONS

          Pacific Thrift's operating results are impacted by Federal laws and regulations. See "SUPERVISION AND REGULATION."

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

EFFECT OF NEW ACCOUNTING STANDARDS

          In December 1991, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial condition, for which it is practicable to estimate fair value. SFAS 107 is effective for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets, as of its December 1991 issuance date. The adoption of SFAS 107 did not have a material impact on the Partnership's financial statements for the year ended December 31, 1995, and is not expected to have a material impact on the Partnership's financial statements. (See
Note 2 of the Notes to Consolidated Financial Statements.)

          In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 applies to all loans except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or a lower of cost or fair value, leases, and debt securities as defined in SFAS No. 115. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. SFAS No. 114 applies primarily to the Partnership's combined mortgage loan portfolio. Presidential and Pacific Thrift actively monitor this portfolio and evaluate the net realizable value of any loan which is deemed to be impaired. Net realizable value is assessed based upon current appraised value of the underlying collateral. If carrying value exceeds this estimated realizable value, carrying value is reduced to the estimated realizable value by a charge to earnings. As such, SFAS No. 114 does not represent a material change from the Partnership's and Pacific Thrift's current accounting practices and adoption of SFAS No. 114 did not have a material impact on the reported financial results of the Partnership.

          In October, 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and also amends the disclosure requirements of Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to these impaired loans. SFAS No. 118 is effective concurrent with the effective date of Statement 114, that is, for financial statements for fiscal years beginning after December 15, 1994. As with Statement No. 114, management believes it is following the requirements of SFAS No. 118.

          In March, 1995, the FASB used SFAS No. 121 "Accounting for the impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

          This Statement is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. Impairment losses resulting from the application of this Statement should be reported in the period in which the recognition criteria are first applied and met. The initial application of this Statement to assets that are being held for disposal at the date of adoption should be reported as the cumulative effect of a change in accounting principle. Management does not believe that the adoption of SFAS 121 will have a material impact on the Partnership's financial statements.

          In May, 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without the mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights.

          This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. A mortgage banking enterprise should stratify its mortgage servicing rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum.

          This Statement applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. Earlier application is encouraged. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this Statement is prohibited. Based on management's belief that no material amount of portfolio loans will be sold for the foreseeable future, management does not believe that the adoption of SFAS 122 will have a material impact on the Partnership's financial statements.

          In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a method of accounting for stock compensation plans based on fair value of grants made under such plans on the date of grant using certain option-pricing models. SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 "Accounting for Stock Issued to Employees," which provides for an intrinsic valuation model that recognizes only the difference between the fair market value of a company's stock and the price paid to acquire the stock under the stock compensation plan. However, SFAS No. 123 encourages the adoption of the fair value accounting method. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Since the Partnership has no stock option plan, SFAS No. 123 does not apply to the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Item 14(a)1-2.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On September 12, 1995, the Partnership dismissed Ernst & Young LLP ("E&Y") as independent certified public accountants of the Partnership and its subsidiaries, and engaged BDO Seidman LLP ("BDO") as independent certified public accountants of the Partnership and its subsidiaries.

          The report of E&Y for the years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of an opinion, and was not qualified or modified as to audit scope or accounting principles. The report for the year ended December 31, 1994 contained an explanatory paragraph concerning a substantial doubt about the ability of the Partnership to continue as a going concern due to losses from nonperforming loans that resulted in significant recurring losses from operations, substantial debt service and other requirements of the Bank Loan and the regulatory capital classification of Pacific Thrift. In addition, the report for 1994 contained an explanatory paragraph concerning certain securities litigation containing allegations of securities fraud and aiding and abetting a breach of fiduciary duty relating to the Partnership and its Chief Executive Officer. The securities litigation naming the Partnership and the Chief Executive Officer referred to in the explanatory paragraphs contained in the 1994 reports was dismissed by the plaintiffs in October 1995. As of the date hereof, Pacific Thrift has been reclassified as "adequately capitalized" by the FDIC, and its regulatory capital ratios meet the FDIC's regulatory definition of "well capitalized," although it is classified as "adequately capitalized" due to the provisions of the 1995 Order requiring the maintenance of a certain capital level (which it currently meets).

          The report of E&Y for the year ended December 31, 1993 contained an explanatory paragraph concerning the securities litigation referred to in the report for 1994 and an explanatory paragraph concerning the Partnership's liability for environmental remediation of two properties acquired in foreclosure and possible government action if the Partnership did not comply with a consent agreement regarding one of the properties. The environmental remediation matter was not referred to in the report for the year ended December 31, 1994, as there was no material uncertainty regarding any further liability as of that date.

          During the Partnership's two most recent fiscal years and subsequent interim period, there were disagreements between the Partnership and E&Y. The disagreements were as follows:

          There was a disagreement concerning the scope of the work necessary to be performed by E&Y in connection with a proposed restructuring of the Partnership, including procedures and issues raised with respect to the allowance for loan losses, deferred tax asset and other transactions recorded by the Partnership in its unaudited financial information as of June 30, 1995. Prior to resolving the disagreement, the client-auditor relationship was terminated by the Partnership.

          There were disagreements regarding the amount of the provision and allowance for loan losses for the fiscal years ended December 31, 1994 and 1993, which were resolved by the Partnership recording an additional provision for each year.

          There were disagreements about the scope of audit procedures to be performed to ascertain the status of certain regulatory matters concerning Pacific Thrift and the ability of the Partnership to continue as a going concern for the fiscal year ended December 31, 1994, which were resolved by E&Y performing the additional procedures.

          There was a disagreement about the need to add an explanatory paragraph to the report of E&Y for the year ended December 31, 1994 concerning the ability of the Partnership to continue as a going concern, which was resolved by the Partnership accepting such explanatory paragraph.

          There were disagreements regarding the interpretation of regulatory accounting principles applicable to sales of senior loan participation interests to third parties by Pacific Thrift which were resolved by Pacific Thrift requesting an opinion of the FDIC and revising its regulatory reports to conform to the FDIC's interpretation of such principles.

          There was a disagreement regarding the scope of audit procedures necessary and the necessity of footnote disclosure concerning certain litigation in which allegations of securities fraud and aiding and abetting in the breach of fiduciary duty were made against the Partnership and its Chief Executive Officer by investors in companies affiliated with the Partnership until 1984. The disagreement was resolved by the Partnership adding footnote disclosure in its financial statements for the fiscal years ended December 31, 1994 and 1993. The securities litigation naming the Partnership and the Chief Executive Officer referred to in the explanatory paragraphs contained in the 1994 and 1993 reports was dismissed by the plaintiffs in October 1995.

          There was a disagreement concerning the disclosure required in connection with the Partnership's liability for remediation of environmental contamination of two properties acquired in foreclosure in 1993. At the time the audit of the Partnership's 1993 financial statements was completed there existed potential civil or criminal claims against the Partnership, and the Partnership was engaged in negotiations with governmental authorities to settle any potential claims. Until the settlement agreement was completed, the Partnership's counsel was unable to provide an opinion as to whether civil or criminal liability was probable or remote. The Partnership delayed issuance of the financial statements until the settlement agreement was entered and an opinion of counsel was obtained to the effect that the possibility of criminal liability was remote. The disagreement was resolved by the Partnership increasing the disclosure in its financial statement footnotes in 1993, including the disclosure that, in the opinion of its legal counsel, the likelihood of criminal action was remote if the terms of a settlement agreement reached with regulatory authorities were complied with. As of the date hereof, the Partnership is in full compliance with the terms of the Settlement Agreement.

          There was a disagreement regarding the accounting and footnote disclosure of certain related party transactions, which was resolved by adjustments to the accounting and by additional disclosures for the related party transactions.

          For the year ended December 31, 1994, E&Y advised the Partnership that there are certain deficiencies in its lending and credit administration procedures and its procedures for determination of its allowance for loan losses that, taken as a whole, constitute a material weakness in its internal controls and a "reportable event" pursuant to Item 304 of Rule S-K. The Partnership has taken the necessary steps to improve each of the procedures identified by its accountants as requiring improvement to the extent deemed appropriate by management.

          The managing officers of the Partnership's general partner discussed the subject matter of each disagreement with the Partnership's former accountants. The Partnership has authorized its former accountants to respond fully to all inquiries of the Partnership's successor accountants concerning the subject matter of each disagreement.

          Prior to the engagement of BDO as the independent accountants for the Partnership and its subsidiaries, the Partnership did not consult BDO concerning the application of accounting principles to any specified transaction or any matter that was the subject of a disagreement with E&Y or a reportable event.

                                    PART III

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

          Messrs. Schultz and Markiewicz are employed by Presidential under written employment agreements automatically renewable for successive one year terms unless terminated by either party. Messrs. Fremed, Young and Siegel provide services to Presidential, but do not receive any direct compensation from Presidential. Messrs. Schultz, Fremed and Markiewicz are salaried employees of the General Partner, and Messrs. Young and Siegel are salaried employees of Pacific Thrift. Following is a summary of their respective backgrounds and experience.

          Joel R. Schultz, age 59, has had substantial experience in the lending business over the past 18 years, primarily as a managing officer of a former affiliate of the Partnership licensed as an industrial loan company from 1974 to 1986, when the affiliate's operations were merged with a third party. In addition, Mr. Schultz has been Chief Managing Officer of the Partnership since its formation in 1981. He is an attorney at law licensed to practice by the State Bar of California, a certified public accountant, and a California licensed real estate broker. Mr. Schultz has been President and a director of PSC since 1986. Mr. Schultz has been Chief Executive Officer of the Partnership since 1981. Mr. Schultz was President and Chief Executive Officer of Pacific Thrift from 1988 to September 1993, when a new President and Chief Operating Officer was appointed at Pacific Thrift. He has remained Chief Executive Officer and a director of Pacific Thrift from 1988 to the present.

          Mr. Richard D. Young, age 56, was President and Chief Executive Officer of Topa Thrift and Loan from 1983 to 1993. He was also President of the Thrift Guaranty Corporation, the California corporation which guaranteed accounts issued by all California thrift and loan companies, from 1984 to 1988. He has also been a director of the Thrift Guaranty Corporation from 1983 to 1988 and from 1989 to the present. Mr. Young was named President of Pacific Thrift in November 1993 and Chief Operating Officer of the Partnership in May 1994. Mr. Young is currently the Vice President and Chair of the regulatory and legislative committees of the California Association of Thrift and Loans ("CATL").

          Mr. Charles J. Siegel, age 46, was Chief Financial Officer of Topa Thrift and Loan from 1983 to 1993. He was named Chief Financial Officer of Pacific Thrift in December 1993, Assistant Secretary of Pacific Thrift in October 1994, and Chief Financial Officer of the Partnership in May 1994. Mr. Siegel has over 22 years' experience in auditing and accounting, including 17 years in financial institutions' accounting, and is a certified public accountant. He received a B.S. degree in accounting from Syracuse University in 1972.

          Mr. Norman A. Markiewicz, age 48 has had substantial experience in the lending business for the past 21 years and has been a senior officer of the Partnership since its formation in 1981. He became associated with a former affiliate of the Partnership in 1974, initially as a branch manager and, after several promotions, as Executive Vice President/Chief Operating Officer until 1986, when the affiliate's operations were merged with a third party. Mr. Markiewicz was Chief Operating Officer of the Partnership from 1981 to May 2, 1994. Mr. Markiewicz has been Chief Operating Officer, Executive Vice President and a director of PSC since 1986. Mr. Markiewicz was Executive Vice President and Chief Operating Officer of Pacific from 1988 to September 1993. He has remained Executive Vice President and a director and of Pacific Thrift from 1988 to the present.

          Mr. Richard B. Fremed, age 53, has been employed by financial institutions for more than 26 years and has been a senior officer of the Partnership since its formation in 1981. He received a B.S. degree in Accounting from California State University at Northridge in 1965. He is also a California licensed real estate salesperson and a qualified securities broker dealer principal. He began his employment with a former affiliate of the Partnership in 1978, initially as Controller and, after several promotions, as a Senior Vice President, Chief Financial and Accounting Officer and Corporate Secretary, until 1986 when the affiliate's operations were merged with a third party. Mr. Fremed was Chief Financial Officer of the Partnership from 1981 to May 2, 1994. Mr. Fremed has been Senior Vice President, Treasurer, Chief Financial Officer and a director of PSC since 1986. He was Chief Financial Officer of Pacific Thrift from 1988 to December 1993. Mr. Fremed is now Secretary and Treasurer of Pacific Thrift. In addition, Mr. Fremed has been a director of Pacific Thrift from 1988 to the present.

          The sole shareholders of PSC, the general partner of the General Partner of the Partnership, are Joel R. Schultz, who owns 50% of the oustanding stock, and John and Connie DeRosa, each of whom owns 25% of the outstanding stock of PSC. Prior to Mrs. DeRosa becoming a shareholder of PSC, Messrs. Schultz and DeRosa entered into a shareholder's agreement providing that Mr. Schultz shall have sole voting control over the day-to-day management decisions of PSC for so long as the General Partner meets certain minimum profit distribution levels to its limited partners. At any time that the General Partner fails to meet such minimum profit distribution levels for two or more consecutive quarters, Mr. DeRosa may elect to assume sole voting control over the day-to-day management decisions of PSC. However, Mr. Schultz would be entitled to reclaim sole voting control over the day-to-day management decisions at any time that the General Partner resumed payment of the minimum profit distribution levels for at least two consecutive calendar quarters. Upon the death or disability of either Mr. Schultz or Mr. DeRosa, the remaining shareholder of PSC would assume sole voting control over all matters concerning PSC. An amendment to the agreement was entered in August 1993 providing that Mr. DeRosa will not exercise his proxy for so long as Mr. Schultz was a personal guarantor of the Partnership's bank debt. The background and experience of Mr. DeRosa is summarized below.

          John A. DeRosa, age 50, has been a Certified Financial Planner and from 1981 a Vice President of Kidder Peabody & Co., Inc., which in 1994 merged with Payne Webber & Co. (Mr. DeRosa is not active in the management of the Partnership or its affiliates; his ownership interest and participation in PSC, the General Partner and the Partnership are personal business ventures, wholly independent of his associations with Payne Webber & Co. and Kidder Peabody & Co., and neither of such firms is in any way associated or involved in the business or affairs of PSC, the General Partner or the Partnership.) Mr. DeRosa received a B.S. degree from the University of Southern California. He became an insurance broker in 1972 and a Certified Financial Planner in 1979. He has served as an arbitrator with the Board of Arbitrators of the National Association of Securities Dealers, Inc. ("NASD") for four years. He is a member of The Founders of the Los Angeles Music Center, life member of The Associates, Cardinal & Gold, and Spirit of Troy and member of The Committee for the University of Southern California.

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

          Joel R. Schultz           President and a Director

          Norman A. Markiewicz      Executive Vice President and a Director

          Richard B. Fremed         Senior Vice President, Chief Financial
                                    Officer, Secretary, and a Director

ITEM 11.  EXECUTIVE COMPENSATION

          SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION. The following table sets forth certain summary information concerning compensation paid or accrued by the Partnership, Pacific Thrift, CRC or LPPC to or on behalf of the five most highly compensated executive officers who earned at least $100,000 in 1995. These amounts do not include compensation paid to certain of these officers by the General Partner, which is not reimbursed by Presidential or any of its subsidiaries, and are shown in the footnotes of the table.

                                                                       Actual Annual Compensation
                                                                       --------------------------
Name and Principal Position                                Year                 Salary($)(1)          Bonus($)
- ---------------------------                                ----                 ------------          --------
Joel R. Schultz,(2)                                        1995                   $168,866               -0-
Chief Executive Officer,                                   1994                    125,654               -0-
Presidential and Pacific Thrift                            1993                        -0-               -0-

Richard D. Young, President and Chief                      1995                   $214,273
Operating Officer, Pacific Thrift                          1994                    161,600
                                                           1993                     51,012(3)

Frank Landini,(4)                                          1995                   $159,600               -0-
Executive Vice President -                                 1994                    109,600               -0-
Wholesale Lending Division, Pacific Thrift                 1993                     31,194               -0-


Kenneth Carmona,(5)                                        1995                   $150,000               -0-
President,                                                 1994                    150,150               -0-
CRC and LPPC                                               1993                    196,745               -0-

Charles J. Siegel,(5)                                      1995                   $144,400               -0-
Chief Financial Officer,                                   1994                    125,967               -0-
Presidential and Pacific Thrift                            1993                      9,133(6)

- -----------------------

(1) The amounts specified above include automobile allowances, but do not include life insurance or medical insurance premiums for benefits in excess of group benefits provided to employees, the aggregate amount of which do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for each of the above named executives in each reported year.

(2) Includes amounts paid to Mr. Schultz for legal fees of $100 per loan paid by borrowers in connection with legal services related to loan origination. See, "CERTAIN TRANSACTIONS - Payments to Managing Officers." Does not include $231,600, $88,546 and $285,530 paid in 1995, 1994 and 1993, respectively, by the
General Partner and not reimbursed by the Partnership.

(3) Mr. Young commenced employment with Pacific Thrift in September 1993, and he received compensation for only four months in 1993.

(4) Amount paid for 1995 includes $50,000 paid in January 1996. Mr. Landini commenced employment with Pacific Thrift in October 1993, and he received compensation for only three months in 1993.

(5)  Includes amounts paid to a wholly owned corporation of Mr. Carmona.

(6) Mr. Siegel commenced employment with Pacific Thrift in December 1993, and he received compensation for only one month in 1993.

EMPLOYMENT AGREEMENTS

          Two of the Managing Officers of the Partnership, Mr. Schultz and Mr. Markiewicz, received direct annual salaries from the Partnership of $20,000 and $10,000, respectively, in 1993 for services rendered in 1992. No salaries were paid directly by the Partnership in 1995, 1994 or 1993 for services rendered from 1993 through 1995 under the terms of the employment agreements with Messrs. Schultz and Markiewicz. With that exception, the Managing Officers received no compensation directly from the Partnership for the three years ended December 31, 1995. Substantially all of the compensation paid to Messrs. Schultz, Markiewicz and Fremed was paid by the General Partner. Messrs. Young and Siegel received all of their compensation from Pacific Thrift.

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

          Effective January 1, 1996, Pacific Thrift entered an employment agreement with Frank Landini, Executive Vice President - Wholesale Lending Division. Mr. Landini is employed as Executive Vice President of Pacific Thrift for a term of two years by Pacific Thrift, which will be automatically extended for additional one year terms thereafter unless either party gives at least six months written notice of its or his intention not to renew the agreement. Mr. Landini receives an annual base salary of $150,000, as adjusted annually for increases in the cost of living index. Mr. Landini will also receive an annual bonus based upon net profits earned from wholesale loans originated by Pacific Thrift for sale (the "Securitizable Loan Division"), over which Mr. Landini has primary responsibility. Net profits from the Securitizable Loan Division consists of revenues earned from premiums on loan sales, net interest earned on securitizable loans prior to sale, and net fees charged to borrowers (less fees paid to brokers and other referral sources) less employee related and overhead expenses of the Securitizable Loan Division. For the 1996 fiscal year, up to $100,000 of Mr. Landini's bonus plus one-half of any bonus earned in excess of $200,000 will be paid in January 1997, and any bonus earned between $100,000 and $200,000, plus one-half of the bonus earned in excess of $200,000, will be payable 36 months later unless Mr. Landini's employment is terminated voluntarily by him or by Pacific Thrift "for cause." For fiscal years after 1996, one-half of the bonus earned for each year is payable in January of the following year, and the remaining half is payable 36 months later unless Mr. Landini's employment is terminated voluntarily by him or by Pacific Thrift for cause. If Mr. Landini's employment agreement continues for a total of ten years or more, the provision delaying one-half of his bonus for 36 months will terminate. Events which are deemed termination "for cause" include conviction of a felony or any crime involving moral turpitude, commission of an act of fraud, theft or embezzlement against Pacific Thrift or conduct materially injurious to Pacific Thrift's business or reputation. For the year ended December 31, 1995, Pacific Thrift paid Mr. Landini $159,600.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The General Partner is the only security holder of the Partnership known by management to beneficially own, directly or indirectly, Capital Contributions, based on the original investment of each Partner less capital withdrawals, in excess of five percent of the total Capital Contributions of the Class A, Class B, Class C, Class D and Class E Limited Partners, separately as a class or in the aggregate, as of February 29, 1996. The General Partner owns no Class C Units and no individual owns in excess of five percent of the Capital Contributions of the Class C, D or E Limited Partners. The Managing Officers do not own any direct interest in the Partnership, but each of them owns an interest in the General Partner. All holders shown below have sole voting and investment power as to the Units they own. The business address of the General Partner is 21031 Ventura Boulevard, Woodland Hills, California 91364.

                                                                                     Amount of
                          Name of                          Beneficial                  Percent
Title of Class            Beneficial Owner                  Ownership                 of Class
- --------------            ----------------                 ----------                ---------
Class A Units             The General Partner              $1,469,375                    84.1%
Class B Units             The General Partner                 311,000                    10.8%
Class D Units             The General Partner                  50,000                     .41%
Class E Units             The General Partner                  30,000                     .28%
                                                            ---------                    -----
Total Units               The General Partner              $1,860,375                    4.57%
                                                           ==========                   ======
(All classes)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AND OTHER FEES AND REIMBURSEMENTS PAID TO THE GENERAL PARTNER

         Pursuant to the Partnership Agreement, the General Partner received various fees and reimbursements from the Partnership. The following paragraphs describe the various fees and reimbursements paid to the General Partner for the three years ended December 31, 1995.

         In 1993, the General Partner received management fees of $440,530 in the first and second calendar quarters, which was required to be repaid as a result of the Partnership's net loss for 1993. As a result, the General Partner delivered a promissory note to the Partnership for the balance owed, payable in four equal quarterly principal installments commencing December 20, 1994. As of December 31, 1995, the General Partner owed $220,000 on this note. No interest was paid or accrued for 1993. However, interest at the NatWest prime rate plus 1% has been accrued from January 1, 1994. All accrued interest owed on this amount has been paid through December 31, 1995.

         The General Partner received no management fees in 1994 or 1995.

         For the years ended December 31, 1995, 1994 and 1993, the General Partner received supervision fees of $1,012,000, $805,000 and $845,508 from the Partnership.

         The Partnership reimbursed the General Partner for the employee salaries and related expenses of 135 full time employees and one part time employee of the General Partner in 1993, for which the Partnership reimbursed the General Partner a total of $5,183,922. Effective January 1, 1994, in response to the demand of the FDIC, the General Partner transferred all of its employees who worked for Pacific Thrift directly to Pacific Thrift's payroll. The General Partner still provides employees to the Partnership, CRC and LPPC. For the years ended December 31, 1995 and 1994, Presidential, CRC and LPPC reimbursed the General Partner $82,000 and $90,000, respectively.

PAYMENTS TO GENERAL PARTNER RELATED TO PURCHASE OF CRC AND LPPC

         Effective July 1, 1990, the Partnership purchased CRC and LPPC from the General Partner, for a total purchase price of $908,000. In addition, the Partnership agreed to pay to the General Partner an additional amount annually for five years, to be calculated as 50% of the total annual net profits earned by CRC in excess of $465,396 (the "Base Profit Amount"). In 1995, 1994 and 1993 the Partnership paid the General Partner $172,000, $224,000 and $465,551 pursuant to this provision. No further payments are payable to the General Partner under this provision.

PAYMENTS FOR PURCHASE OF EQUIPMENT

         Effective December 31, 1993, Pacific Thrift purchased certain computer equipment, software and office furniture and equipment from the General Partner and Presidential. Pacific Thrift paid $547,500 to the General Partner and $497,000 to the Partnership in connection with these purchases. As a result of a revaluation and reallocation of the software purchased by Pacific, the purchase price of the software was reduced by a total of $349,407, of which the General Partner repaid $176,793 and the Partnership repaid $172,614 to Pacific Thrift.

GENERAL PARTNER CAPITAL NOTE

         To make up for an unintended distribution of capital of the Partnership in 1992, the General Partner voluntarily contributed a note (the "Capital Note") to the Partnership, dated May 15, 1993, bearing interest at 1% above the NatWest prime rate. As of December 31, 1995, the General Partner had made payments of $266,213 plus accrued interest under the Capital Note. Based upon the terms and conditions of the Capital Note, the General Partner has had no obligation to make further payments under the Capital Note.

AMOUNTS OWED FROM AND TO THE GENERAL PARTNER

         In order to facilitate an extension of the Bank Loan, the General Partner made an unsecured loan to the Partnership of $600,000 on May 15, 1992, which accrues interest at the Bank's prime rate. The loan may not be repaid without the consent of the Bank. As of December 31, 1995, $69,140 had been accrued in interest on the loan. In addition, the Partnership owed $133,897 in management fees and $77,801 for profits earned by CRC and LPPC in 1995, for a total of $880,838 owed by the Partnership to the General Partner at December 31, 1995.

         Offsetting these obligations are debts owed by the General Partner to Presidential for salaries, rent and overhead paid by Presidential and overpaid management fees in 1994 and 1995, which totalled $316,256 at December 31, 1995, for a net debt of $564,582 owed to the General Partner.

PAYMENTS TO MANAGING OFFICERS

         Two of the Managing Officers, Joel R. Schultz and Norman A. Markiewicz, have employment agreements providing incentive payments based upon net operating profits of the Partnership. For the two years ended December 31, 1995 and 1994, no compensation was paid under these agreements. For the year ended December 31, 1993 Mr. Schultz received $20,000 and Mr. Markiewicz received $10,000 under these agreements.

         Joel R. Schultz also receives payments for providing legal services in connection with the Partnership's loan accounts (excluding home improvement loans), for which he receives $100 from the fees paid by each borrower. Total fees of $175,000, $62,000 and $56,400 were paid to Mr. Schultz for the years ended December 31, 1995, 1994 and 1993 Upon completion of the Restructuring Plan, these amounts will no longer be paid.

PERSONAL GUARANTY OF PARTNERSHIP DEBT BY MANAGING OFFICERS

         Messrs. Joel R. Schultz, Norman A. Markiewicz and Richard B. Fremed have personally guaranteed the collectability of the Partnership's bank debt.

CONSULTING AGREEMENT WITH DIRECTOR OF PACIFIC THRIFT

         Effective August 31, 1992, Pacific Thrift and Presidential entered into an advisory agreement with Ermyas Amelga, a director of the Corporation and Pacific Thrift. Mr. Amelga was retained to provide financial advisory services in connection with: (i) the establishment of a $75 million securitization program with Aames Capital Corporation; and (ii) an offering of debt or equity securities. The agreement terminated on June 30, 1994. Mr. Amelga received compensation of $125 per hour, provided that monthly billings relating to any transaction other than the Aames securitization were limited to no more than $7,500 per month. In addition, Mr. Amelga received incentive fees equal to the following amounts: for the Aames securitization, .50% of the first $5 million of loans sold, .25% of the next $10 million loans sold; .30% of the next $35 million loans sold; and .35% of the next $25 million loans sold. In addition, Mr. Amelga was entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with the performance of his services under the agreement. Mr. Amelga received $165,130, $111,000, $84,148 in compensation under the Advisory Agreement in 1995, 1994 and 1993, respectively. No further amounts are payable to Mr. Amelga under the agreement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.-2. Financial Statements and Schedules required to be filed hereunder are indexed on page 61 hereof.

                  3. The exhibits required to be filed hereunder are indexed on page S-1 hereof. All such exhibits are incorporated by reference to other previously filed documents referred to in the index.

         (b) The Partnership filed no Reports on Form 8-K during the last quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 28, 1996.

                          PRESIDENTIAL MORTGAGE COMPANY (Registrant)

                          By: s/JOEL R. SCHULTZ
                              ------------------------------
                          Joel R. Schultz, President of Presidential Services Corporation, General Partner of Presidential Manage-ment Company, a California limited partnership, gen-eral partner of the Registrant

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                    Title                              Date
    ---------                    -----                              ----
s/JOEL R. SCHULTZ
- ----------------------
  Joel R. Schultz         Chief Managing Officer                March 28, 1996
                          of Registrant; President
                          of Presidential Services
                          Corporation ("PSC"), general
                          partner of Presidential
                          Management Company, a
                          California limited partnership,
                          general partner of the Registrant



s/RICHARD D. YOUNG        Chief Operating Officer
- ----------------------    of the Registrant
  Richard D. Young                                              March 28, 1996



s/CHARLES J. SIEGEL       Chief Financial Officer
- ----------------------    and Accounting
  Charles J. Siegel       of the Registrant                     March 28, 1996


s/RICHARD B. FREMED
- ----------------------
  Richard B. Fremed       Managing Officer of Registrant        March 28, 1996
                          Vice-President, Secretary,
                          Chief Financial Officer and
                          Director of PSC

s/NORMAN A. MARKIEWICZ
- ----------------------
  Norman A. Markiewicz    Managing Officer                      March 28, 1996
                          of the Registrant and
                          Executive Vice President
                          and a Director of PSC

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                   INDEX TO FINANCIAL STATEMENTS

================================================================================

PRESIDENTIAL MORTGAGE COMPANY AND SUBSIDIARIES

         Independent Certified Public Accountants' Reports                                            F-1

         Consolidated Balance Sheets as of
            December 31, 1995 and 1994                                                                F-5

         Consolidated Statements of Operations for the
            years ended December 31, 1995, 1994 and 1993                                              F-7

         Consolidated Statements of Changes in Partners'
            Capital for the years ended December 31, 1995,
            1994 and 1993                                                                             F-9

         Consolidated Statements of Cash Flows for the
            years ended December 31, 1995, 1994 and 1993                                              F-10

         Notes to Consolidated Financial Statements
            for the years ended December 31, 1995, 1994 and 1993                                      F-13

         Supplemental material

            Schedule I - Consolidating Schedule - Financial Position -
                 December 31, 1994                                                                    F-68
            Schedule II - Consolidating Schedule - Operations -
                 year ended December 31, 1994                                                         F-70
            Schedule III - Consolidating Schedule - Financial Position -
                 December 31, 1995                                                                    F-71
            Schedule IV - Consolidating Schedule - Operations -
                 year ended December 31, 1995                                                         F-73

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Partners
Presidential Mortgage Company

We have audited the accompanying consolidated balance sheet of Presidential Mortgage Company (the Partnership) and subsidiaries (collectively, the Company) as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Mortgage Company and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in Schedules III and IV is presented for the purpose of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information in Schedules III and IV has been subjected to the auditing procedures applied to the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 7 and 20, the Company is subject to substantial debt service and other requirements of the note payable to its lender and is restricted from receiving cash dividends from its primary subsidiary Pacific Thrift and Loan Company. These factors may require the Company to continue to sell loans, real estate or other assets to remain in compliance with the loan agreement with its lender.
Failure to comply with the principal reduction provisions under the loan agreement allows the lender to impose various sanctions including increased interest charges, declare all advances immediately due, and sell the collateral assigned as security including the common stock of the Company's wholly-owned subsidiary Pacific Thrift. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plan regarding these matters are discussed in Notes 1 and 21. The accompanying consolidated financial statements do not include any provisions or adjustments which might result from the outcome of the uncertainties discussed above.

As discussed in Note 2 to the consolidated financial statements in 1995, the Company adopted SFAS 114, Accounting by Creditors for Impairment of a Loan.




BDO SEIDMAN, LLP


Los Angeles, California
February 29, 1996

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Presidential Mortgage Company


We have audited the accompanying consolidated balance sheets of Presidential Mortgage Company (the Partnership) and subsidiaries (collectively, the Company) as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consoldiated fiancial statements based on our audits.

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

In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Mortgage Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information in Schedules I and II is presented for the purpose of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information in Schedules I and II has been subjected to the auditing procedures applied to the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consoldiated financial statements taken as a whole.

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



                                          ERNST & YOUNG LLP




April 7, 1995,
except as to Note 20 to the
consolidated financial statements,
which is as of May 20, 1995

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                               1995                1994
- ---------------------------------------------------------------------------------------------------
ASSETS

CASH AND CASH EQUIVALENTS (Note 2C)                                 $10,489,000        $ 19,628,000

ACCOUNTS RECEIVABLE                                                   3,337,000           5,071,000

ACCRUED INTEREST RECEIVABLE                                             903,000           1,125,000

LOANS RECEIVABLE (Notes 2D, 2E, 3, and 7)                            43,908,000          53,045,000

LOANS HELD FOR SALE (Notes 2F and 3)                                 12,577,000          12,011,000

RECEIVABLE FROM RELATED PARTY
  (Notes 9 and 10)                                                      347,000             478,000

EXCESS YIELD RECEIVABLE
  (Notes 2G and 3)                                                    2,725,000             888,000

OTHER REAL ESTATE (Notes 2H and 4)                                    3,156,000           7,621,000

PROPERTY AND EQUIPMENT (Notes 2I and 5)                               1,398,000           1,322,000

GOODWILL (Notes 2J and 11)                                            1,808,000           1,749,000

OTHER ASSETS (Note 8)                                                 1,909,000             809,000
- ---------------------------------------------------------------------------------------------------
                                                                    $82,557,000        $103,747,000
===================================================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                                      1995                   1994
- -------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

THRIFT CERTIFICATES PAYABLE (Note 6)
  Full-paid certificates                                                   $35,881,000           $ 58,058,000
  Installment certificates                                                  24,275,000             11,443,000
- -------------------------------------------------------------------------------------------------------------
Total thrift certificates payable                                           60,156,000             69,501,000

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        4,018,000              4,471,000

ACCRUED INTEREST PAYABLE                                                       273,000                405,000

PAYABLE TO RELATED PARTY (Note 10)                                             281,000                134,000

MORTGAGE NOTES PAYABLE (Note 4)                                                611,000              2,313,000

NOTE PAYABLE (Note 7)                                                        6,771,000             14,778,000

NOTE PAYABLE TO RELATED PARTY (Note 7)                                         600,000                600,000

PARTNERSHIP WITHDRAWALS PAYABLE (Note 15)                                    1,120,000              1,120,000
- -------------------------------------------------------------------------------------------------------------
Total liabilities                                                           73,830,000             93,322,000
- -------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
  Notes 12, 13, 14, 19, 20 and 21
- -------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL                                                            8,727,000             10,425,000
- -------------------------------------------------------------------------------------------------------------
                                                                           $82,557,000           $103,747,000
=============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended December 31,                                   1995                 1994                 1993
- ---------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable (Notes 2D, 2E and 3)              $8,885,000          $11,003,000          $14,209,000
  Deposits with financial institutions                  692,000              401,000                3,000
- ---------------------------------------------------------------------------------------------------------
Total interest income                                 9,577,000           11,404,000           14,212,000
- ---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Thrift certificates greater than $100,000               7,000               28,000              304,000
  Other thrift certificates                           3,813,000            2,917,000            2,917,000
  Notes payable                                       1,379,000            1,982,000            2,497,000
- ---------------------------------------------------------------------------------------------------------
Total interest expense                                5,199,000            4,927,000            5,718,000
- ---------------------------------------------------------------------------------------------------------
Net interest income                                   4,378,000            6,477,000            8,494,000

PROVISION FOR LOAN LOSSES
  (Notes 2D, 2E and 3)                                3,289,000            6,096,000            4,655,000
- ---------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                     1,089,000              381,000            3,839,000
- ---------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trustee and reconveyance fees                       3,248,000            3,344,000            3,781,000
  Other income                                        1,122,000            1,712,000            1,381,000
  Gain on sale of loans                               8,895,000              946,000              143,000
- ---------------------------------------------------------------------------------------------------------
Total noninterest income                             13,265,000            6,002,000            5,305,000
- ---------------------------------------------------------------------------------------------------------

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended December 31,                                         1995              1994              1993
- ---------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits
   (Notes 10 and 14))                                       7,858,000         6,493,000         5,064,000
  General and administrative (Note 10)                      6,273,000         7,090,000         5,491,000
  Related party fees (Notes 9 and 10)                       1,012,000           805,000           847,000
  Operations of other real estate (Note 4)                  1,212,000           732,000         3,307,000
  Depreciation and amortization                               919,000           776,000           303,000
- ---------------------------------------------------------------------------------------------------------
Total noninterest expense                                  17,274,000        15,896,000        15,012,000
- ---------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES (benefit)                         (2,920,000)       (9,513,000)       (5,868,000)

INCOME TAXES (BENEFIT) (Notes 2K and 8)                    (1,222,000)            1,000             1,000
- ---------------------------------------------------------------------------------------------------------
Net loss                                                  $(1,698,000)      $(9,514,000)      $(5,869,000)
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

================================================================================

                  Years Ended December 31, 1995, 1994 and 1993
- --------------------------------------------------------------------------------
CAPITAL, JANUARY 1, 1993                                             $28,830,000

  Contributions                                                          301,000

  Distributions                                                       (1,943,000)

  Withdrawals                                                         (1,380,000)

  Net loss - 1993                                                     (5,869,000)
- --------------------------------------------------------------------------------
CAPITAL, December 31, 1993                                            19,939,000

  Net loss - 1994                                                     (9,514,000)
- --------------------------------------------------------------------------------
CAPITAL, December 31, 1994                                            10,425,000

  Net loss - 1995                                                     (1,698,000)
- --------------------------------------------------------------------------------
CAPITAL, December 31, 1995                                           $ 8,727,000
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

YEARS ENDED DECEMBER 31,                                    1995                  1994                   1993
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (1,698,000)         $ (9,514,000)           $(5,869,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Provision for loan losses                         3,289,000             6,096,000              4,655,000
     Provision for losses on other
       real estate                                     1,188,000               202,000              1,069,000
     Net gain on sale of other
       real estate                                      (469,000)             (625,000)              (345,000)
     Proceeds from sale of loans                     145,266,000            29,315,000              4,252,000
     Originations of loans held for sale            (151,538,000)          (41,055,000)            (6,320,000)
     Depreciation and amortization                       919,000               776,000                303,000
  Net change in assets and liabilities
   Accounts receivable                                 1,734,000            (1,731,000)              (359,000)
   Accrued interest receivable                           222,000               966,000                122,000
   Receivable from related party                         131,000               316,000               (411,000)
   Excess yield receivable                            (1,837,000)                7,000                117,000
   Goodwill                                             (172,000)             (127,000)              (309,000)
   Other assets                                       (1,500,000)             (420,000)               (79,000)
   Payable to related party                              147,000              (442,000)               576,000
   Accounts payable, accrued expenses,
     and accrued interest payable                       (584,000)              186,000              2,200,000
- --------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                 (4,902,000)          (16,050,000)              (398,000)
- --------------------------------------------------------------------------------------------------------------

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                    1995                  1994                   1993
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of loans                         13,371,000            28,402,000             25,884,000
  Increase in loans receivable                       (12,325,000)          (10,249,000)           (16,069,000)
  Proceeds from sale of other real estate             14,253,000             5,994,000              7,001,000
  Mortgage assumed (repaid) in connection
   with other real estate                             (1,702,000)              536,000               (730,000)
  Purchase of property and equipment                    (482,000)             (883,000)              (853,000)
- -------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities             13,115,000            23,800,000             15,233,000
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in thrift
   certificates                                       (9,345,000)            7,080,000             11,860,000
  Paydowns of note payable                            (8,007,000)           (8,422,000)           (10,200,000)
  Proceeds from issuance of partner-
   ship shares                                                 -                     -                 35,000
  Capital contributions from general
   partner                                                     -                     -                266,000
  Distributions to partners                                    -                     -             (1,943,000)
  Withdrawals of partnership shares                            -                     -             (2,086,000)
- -------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                (17,352,000)           (1,342,000)            (2,068,000)
- -------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (9,139,000)            6,408,000             12,767,000

CASH AND CASH EQUIVALENTS,
  AT BEGINNING                                        19,628,000            13,220,000                453,000
- -------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, AT END                   $ 10,489,000          $ 19,628,000           $ 13,220,000
=============================================================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                    1995                  1994                   1993
- -------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
   Cash paid during the year for
     Interest                                        $ 5,331,000            $4,704,000             $5,838,000
     State franchise taxes                                 2,000                 1,000                  1,000


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
   Loans transferred to other real estate            $10,489,000            $7,542,000             $7,270,000
   Mortgage payable assumed in
     connection with other real estate                 1,545,000             2,499,000              3,289,000
   Loans to facilitate sales of other
     real estate                                         895,000               898,000              3,344,000
=============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   GENERAL

ORGANIZATION

Presidential Mortgage Company is a California limited partnership whose principal purpose is to make loans secured by real estate. In these financial statements, "the Partnership" refers to Presidential Mortgage Company itself and "the Company" refers to Presidential Mortgage Company and its subsidiaries.

The Partnership's general partner, Presidential Management Company, is a California limited partnership. Presidential Management Company's general partner, Presidential Services Corporation, is a California corporation owned by Joel R. Schultz, John A. DeRosa and Constance DeRosa.

The Partnership's limited partners consist of approximately 2,500 individuals and entities in classes A, B, C, D, and E. The differences between the various classes primarily relate to the different offering dates and unit prices as well as profit priorities and percentages. In addition, certain partners have elected to reinvest their distributions in Distribution Reinvestment Plan (DRP) Units.

In 1988, Pacific Thrift and Loan Company (Pacific Thrift), a California corporation, was formed as a wholly owned subsidiary of the Partnership. Pacific Thrift conducts business under the California Industrial Loan Law and originates, purchases and sells loans secured by real estate. In addition, Pacific Thrift originates loans through loan representatives who reside in other states, but Pacific Thrift does not maintain any offices for such representatives, with the exception of Bellevue, Washington.

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   GENERAL (CONTINUED)

ORGANIZATION (Continued)

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

In October 1995, the Partnership incorporated a new wholly-owned subsidiary, Consolidated Reconveyance Corporation, a Washington corporation ("CRC Washington"). CRC Washington will provide foreclosure related services on real estate trust deeds secured by property located in the State of Washington. CRC Washington will reimburse Pacific Thrift for office space used by CRC Washington at the office of Pacific Thrift in Bellevue, Washington.

Pacific United Group, Inc. (the Corporation) is a financial institution holding company that was formed by the Partnership in February 1994, in preparation for a possible Restructuring Plan. (See Note 21). At December 31, 1995, the Corporation has no results of operations. A stock option plan has been set up and is contingent on the completion of the Company's Restructuring Plan. In addition, the Partnership recently formed Pacific Unified Mortgage, Inc. (Unified). Unified has no business operations. If the proposed Restructuring Plan is completed, the Corporation will assign all of the loan receivables transferred to it by the Partnership to Unified. The loans will continue to be serviced by Pacific Thrift for a servicing fee of 1.5% per year of the principal balance of each loan serviced.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   GENERAL (CONTINUED)

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

In accordance with the Partnership Agreement, the net profits of the Partnership (after deduction of the management fee) are allocated to the partners, based on specified annual percentage rates for each class of partners and the average daily balance of each partner's capital contributions. Net losses are allocated to all partners in proportion to their average daily capital contributions. In addition, there is a special allocation based on the Capital Plan.

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   GENERAL (CONTINUED)

OPERATING RESULTS AND BUSINESS PLAN

The Company has suffered losses from operations of the Partnership and Pacific Thrift from 1992 through 1994, and the Company continued to sustain operating losses for the year ended December 31, 1995. These losses have resulted primarily from significant amounts of nonperforming loans, large provisions for loan losses, and relatively high levels of overhead and have caused a substantial reduction in the capital of the Company. While this portion of the losses attributable to Pacific Thrift had caused it to become "undercapitalized" and subject to certain regulatory mandates at the end of 1994, Pacific Thrift had net profit of $3,155,000 for the year ended December 31, 1995 and was classified as "adequately capitalized" by the FDIC based on the examination as of March 31, 1995 and a later examination as of September 30, 1995. See Notes 19 and 20. CRC and LPPC had net profits of $582,000 and $279,000 for the year ended December 31, 1995.

Management expects that stabilizing real estate values and general economic conditions will result in reduced loan losses for 1996. In connection with the Partnership, management is in the process of evaluating alternative business strategies. In connection with Pacific Thrift, management has taken certain steps to return the operations to even greater profitability and improved financial condition through an emphasis on originating residential real estate loans for sale in order to generate fee and loan sale income, achieving and maintaining targeted capital ratios, and controlling overhead expenses.

Management expects that Pacific Thrift, CRC, and LPPC will continue to be profitable for 1996 and believes that Pacific Thrift is in total compliance with all regulatory mandates. Management also expects that, although the Partnership incurred a loss, the Company will be profitable in 1996. In connection with the note payable to its lender (see Note 7), management expects that the Partnership will be able to generate sufficient cash flow from operations (including real estate and loan sales), and its proposed restructuring plan to satisfy its debt service requirements. See Notes 7, 20, and 21.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   GENERAL (CONTINUED)

OPERATING RESULTS AND BUSINESS PLAN (Continued)

There is no assurance that the Company will be successful. These consolidated financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     BASIS OF ACCOUNTING

These consolidated financial statements are prepared in accordance with generally accepted accounting principles.

B.     CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation, Partnership, Pacific Thrift, CRC, and LPPC. While CRC Washington has been organized prior to December 31, 1995, it has no operations or accounts to be included in consolidation. All significant intercompany balances and transactions have been eliminated. Consolidating information is presented in Schedules I, II, III and IV.

C.     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

D.     LOANS RECEIVABLE

Loans receivable are stated at the principal amount outstanding, less unamortized deferred fees and costs and the allowance for loan losses (ALL). Loans receivable are primarily secured by first and second trust deeds.

Interest income is accrued as earned and is based on the principal balance outstanding. The Company's policy is to cease accruing interest on loans that are more than two monthly payments past due and for which there appears to be insufficient collateral to support collectibility. In many cases,

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.     LOANS RECEIVABLE (Continued)

interest, late fees, and other charges continue to accrue until the time management deems that such amounts are not collectible. When a loan is placed on a nonaccrual status, the Company reverses all accrual income that is uncollected income.

Nonrefundable loan fees and direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are recognized in interest income over the loan term as an adjustment to the yield, using a method that approximates the effective interest (level yield) method.

E.     ALLOWANCE FOR LOAN LOSSES

Loan losses are charged to the ALL; recoveries are credited to the allowance. The provision for loan losses charged to expense and added to the ALL is based upon management's judgment and evaluation of the known and inherent risks in the loan portfolio. Management's judgment takes into consideration such factors as changes in the nature and volume of the portfolio, continuing review of delinquent loans, current economic conditions, risk characteristics of the various categories of loans, and other pertinent factors that may affect the borrower's ability to repay. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures). The effect of adopting this new accounting standard was immaterial to the operating results of the Company for the year ended December 31, 1995. Prior financial statements are prohibited from restatement to apply the new accounting standard.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.     ALLOWANCE FOR LOAN LOSSES (Continued)

Under the new accounting standard, a loan is considered to be impaired when it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. The ALL related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate. Prior to 1995, the ALL for all loans which would have qualified as impaired under the new accounting standard was primarily based upon the estimated fair market value of the related collateral.

For impaired loans that are on non-accrual status, cash payments received are generally applied to reduce the outstanding principal balance. However, all or portion of a cash payment received on a non-accrual loan may be recognized as interest income to the extent allowed by the loan contract, assuming management expects to fully collect the remaining principal balance of the loan.

A restructuring of a debt is considered a troubled debt restructuring when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. Troubled debt restructurings may include changing repayment terms, reducing the stated interest rate and reducing the amounts of principal and/or interest due or significantly extending the maturity date. The restructuring of a loan is intended to recover as much of the Company's investment as possible and to achieve the highest yield possible.

F.     LOANS HELD FOR SALE

The Company has designated certain of its loans receivable as being held for sale. In determining the level of loans held for sale, the Company considers the extent to which loans will be required to be sold in response to liquidity needs, asset/liability management requirements, and other factors.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.     LOANS HELD FOR SALE (Continued)

Loans held for sale are recorded at the lower of cost or market value. Any unrealized losses are recorded as a reduction in income. Realized gains and losses from the sale of loans receivable are based on the specific identification method.

G.     EXCESS YIELD RECEIVABLE

Excess yield receivable represents the excess of the estimated present value of net amounts to be received over normal servicing fees for loan sales for which the Company continues to service the loans. Excess yield receivable also represents the estimated present value of the excess interest income to be received over the yield acquired by the investor for loan sales for which the Company does not continue to service the loans. The receivable is amortized to operations based on a method which approximates the effective interest method.

H.     OTHER REAL ESTATE

Other real estate is comprised of formally foreclosed property and in-substance foreclosed property to which the Company does not have legal title. These assets are recorded at the lower of the net investment in the loan or the fair value of the property less selling costs. At the time of foreclosure, any excess of the net investment in the loan over its fair value is charged to the allowance for loan losses. Any subsequent declines in value are charged to operations. Prior to 1995, loans were classified as in-substance foreclosures when they exhibited characteristics more closely associated with the risk of real estate ownership than with loans. Collateral that has been classified as an in- substance foreclosure was reported in the same manner as collateral that has been formally foreclosed. Effective January 1, 1995, with the adoption date of SFAS No. 114, the category of loan classified as in-substance foreclosures was eliminated resulting in such loans being reflected as loan receivable rather than as foreclosed real estate.

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.     GOODWILL

Goodwill represents the excess of the total purchase price (consisting of the initial consideration and subsequent consideration) of CRC and LPPC over the fair value of purchased net assets. Goodwill is being amortized using the straight-line method over approximately 20 years. The Company routinely reviews recoverability using estimated future cash flows attributable to the goodwill.

K.     INCOME TAXES

Partnerships are generally not subject to income taxes, accordingly, the Partnership income or loss is reported in the individual partners' tax returns. However, Pacific Thrift, the Partnership's wholly owned corporate subsidiary, is subject to federal income and state franchise taxes.

Pacific Thrift follows the "asset and liability" method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. All tax benefits are recorded and then reduced by a valuation allowance when it is more likely than not that the benefit is not fully realizable.

L.     FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments. The estimated fair values of financial instruments are disclosed as of December 31, 1995. SFAS No. 107 defines fair value as the amount which the instrument could be exchanged for in a current transaction between willing parties, other than in a forced sale or liquidation. Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The following presents the carrying value and estimated fair value of the various classes of financial instruments held by the Company at December 31, 1995. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors. Because no market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                      December 31, 1995
                                               -------------------------------
                                               Carrying             Estimated
                                                Value               Fair Value
- ------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    $10,489,000           $10,489,000


Loans receivable                              48,137,000            48,060,000
Allowance for loan losses                     (4,229,000)           (4,229,000)
- ------------------------------------------------------------------------------
   Total loans                                43,908,000            43,831,000
- ------------------------------------------------------------------------------
Loans held for sale                           12,577,000            12,577,000
Excess yield receivable                        2,725,000             2,725,000

LIABILITIES
Installment certificates                      24,275,000            24,275,000
Fully-paid certificates                       35,881,000            35,800,000
Notes payable                                  6,771,000             6,771,000

Cash, Short Term-Investments, Trade Receivables, and Trade Payables

The carrying amount approximates fair value because of the short maturity of these instruments.

Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type such as commercial, commercial real estate, residential mortgage, and other consumer. Each loan category was further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value for performing fixed rate commercial and commercial real estate loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The fair values for performing commercial and commercial real estate loans indexed to a market lending rate with normal credit risk were assumed to approximate their carrying value. For residential mortgage loans, fair value was estimated by using quoted market prices for loans with similar credit and interest rate risk characteristics.

Fair value for significant nonperforming loans was based on recent external appraisals or broker opinions adjusted for anticipated credit loss risk, estimated time for resolution, valuation of the underlying collateral and other related resolution costs. If appraisals or recent broker opinions are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Loans Held for Sale

The fair values were estimated by using current institutional purchaser yield requirements.

Excess Yield Receivable

The fair value was determined by using estimated discounted future cash flows taking into consideration current prepayment rates and default experience. The carrying amount is considered to be a reasonable estimate of fair market value.

Thrift Certificates Payable

Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                   At December 31, 1995
                                             -----------------------------------
                                               Carrying               Estimated
                                                 Value               Fair Value
- --------------------------------------------------------------------------------
Installment certificates                      $24,275,000            $24,275,000
================================================================================
Fully-paid certificates:
  Maturing in six months or
   less                                        26,162,000             26,162,000
  Maturing between six months
   and one year                                 9,084,000              9,053,000
  Maturing between one and
   three years                                    635,000                635,000
- --------------------------------------------------------------------------------
Total fully-paid certificates                 $35,881,000            $35,850,000
================================================================================

Notes Payable

The fair values for long-term debt are based on quoted market prices where available. If quoted market prices are not available, fair values are estimated using discounted cash flow analyses based on the Company's borrowing rates at December 31, 1995 for comparable types of borrowing arrangements.

The remaining assets and liabilities of Presidential are not considered financial instruments and have not been valued differently than is customary under historical cost accounting. Since assets and liabilities that are not financial instruments are excluded, the difference between total financial assets and financial liabilities does not, nor is it intended to, represent the market value of Presidential. Furthermore, the estimated fair value information may not be comparable between financial institutions due to the wide range of valuation techniques permitted, and assumptions necessitated, in the absence of an available trading market.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

N.   RECLASSIFICATIONS

Certain reclassifications of balances from prior years have been made to conform to the current year's reporting format.

O.   NEW ACCOUNTING STANDARDS

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

3.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     LOANS RECEIVABLE

Loans receivable at December 31, 1995 and December 31, 1994 are summarized as follows:

December 31,                                        1995                  1994
- -------------------------------------------------------------------------------
Residential real estate loans               $ 48,545,000          $ 55,235,000
Participations sold                          (21,783,000)          (16,129,000)
- -------------------------------------------------------------------------------
Residential real estate
   loans - net                                26,762,000            39,106,000
- -------------------------------------------------------------------------------
Commercial real estate loans                  34,270,000            30,153,000
Participations sold                          (12,009,000)          (10,479,000)
- -------------------------------------------------------------------------------
Commercial real estate
   loans - net                                22,261,000            19,674,000
- -------------------------------------------------------------------------------
Total loans receivable                      $ 49,023,000          $ 58,780,000
===============================================================================
Loans receivable held for investment        $ 49,023,000          $ 58,780,000
Net deferred loan fees and costs                (886,000)           (1,428,000)
Allowance for loan losses                     (4,229,000)           (4,307,000)
- -------------------------------------------------------------------------------
                                            $ 43,908,000          $ 53,045,000
===============================================================================


                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS RECEIVABLE (Continued)

The components of the loan portfolio at December 31, 1995 and December 31, 1994 were as follows:

December 31,                                        1995                  1994
- -------------------------------------------------------------------------------
One-to-four family residential               $14,672,000           $20,088,000
Five-or-more family residential               10,347,000            16,720,000
Home improvement                               1,743,000             2,298,000
Commercial                                    20,387,000            17,869,000
Land and other                                 1,874,000             1,805,000
- -------------------------------------------------------------------------------
                                             $49,023,000           $58,780,000
===============================================================================

During 1995 and 1994, the Company sold, without recourse to the Company, approximately $13,371,000 and $25,632,000, respectively, of real estate loans to various outside parties.

SIGNIFICANT CONCENTRATIONS OF RISK

The Company makes mortgage loans primarily secured by first or second trust deeds on Southern California real estate. The loans are secured by single-family residential and other types of real estate and collateralized by the equity in the borrowers' real estate. Prior to the fourth quarter of 1993, these borrowers generally had a credit standing such that the Company relied heavily on the value of the underlying collateral in its lending practices. In the fourth quarter of 1993, however, the Company began implementing a revised policy to place more emphasis on the creditworthiness of the borrower. Loans are expected to be repaid either by cash from the borrower at maturity or by borrower refinancing.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                         Years ended December 31,
                              ------------------------------------------------
                                     1995               1994              1993
- ------------------------------------------------------------------------------
Balances at beginning         $ 4,307,000        $ 3,123,000       $ 2,646,000
Provision charged
  to expense                    3,289,000          6,096,000         4,655,000
Loan charge-offs               (3,367,000)        (4,912,000)       (4,178,000)
- ------------------------------------------------------------------------------
Balance at end                $ 4,229,000        $ 4,307,000       $ 3,123,000
==============================================================================

At December 31, 1995 and 1994, loans with more than two monthly payments past due and on nonaccrual status totaled $1,128,000 and $3,408,000, respectively. If interest on these loans had been accrued, interest income would have increased by approximately $151,000 and $955,000 in 1995 and 1994, respectively. At December 31, 1995 and 1994, loans with more than two monthly payments past due and on accrual status totaled $1,508,000 and $3,474,000, respectively. Interest income recognized on these loans totaled approximately $130,000 and $298,000 in 1995 and 1994, respectively.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES (Continued)

The following information relates to the Company's impaired loans which includes troubled debt restructurings that meet the definition of impaired loans as of and for the year ended December 31, 1995:

                                                                  December 31,
                                                                      1995
- ------------------------------------------------------------------------------
Impaired loans with a specific allowance                            $2,175,000
Impaired loans with no specific allowance                              619,000
- ------------------------------------------------------------------------------
Total impaired loans                                                $2,794,000

Total allowance related to impaired loans                           $  430,000
Average balance of impaired loans for
   the period                                                       $3,579,000
Interest income on impaired loans for
   the period recorded on a cash basis                              $  163,000

PLEDGING OF PARTNERSHIP LOANS RECEIVABLE

In connection with the origination of the line of credit, the Partnership pledged all of its loans receivable as security to its lender.

LOANS HELD FOR SALE

Loans held for sale at December 31, 1995 and 1994 are summarized as follows:

December 31,                                         1995                 1994
- ------------------------------------------------------------------------------
Real estate loans                             $12,577,000          $10,885,000
Title I loans                                           -            1,126,000
- ------------------------------------------------------------------------------
                                              $12,577,000          $12,011,000
==============================================================================

Accounts receivable of $1,713,000 at December 31, 1994 consisted of proceeds from loan sales. These proceeds were received in early January, 1995.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS HELD FOR SALE (Continued)

In December 1993, management developed a loan securitization program under which the Partnership or Pacific Thrift could sell certain loans receivable to a primary buyer (the Purchaser). The securitization agreements provided that the Partnership or Pacific Thrift offer to sell all newly originated qualifying loans, up to $75,000,000, to the Purchaser through June 1995.

Pacific Thrift had sold $75 million of loans under that agreement as of May 26, 1995. All loans sold by Pacific Thrift were included in pools of loans securitized by the Purchaser who also acts as loan servicer for each of the pools. All loans were sold nonrecourse except for the obligation to repurchase any loan which does not meet certain customary representations and warranties or to repurchase loans adversely affected by any breach of general representations and warranties. As of December 31, 1995, three loans ($57,000 aggregate principal amount) from the original sale of $3.9 million to the Purchaser have been repurchased by Pacific Thrift and no additional loans related to this sale have been requested to be repurchased. Pacific Thrift does not expect to incur a loss on the three loans repurchased. Except for an initial sale of approximately $3.9 million in loans, all loans sold by Pacific Thrift to the Purchaser were sold for a premium above face value. Pacific Thrift received a servicing released fee payable quarterly on the principal amount of each loan sold from September 19, 1994 to January 1995. Effective February 1, 1995, the servicing released fee was increased on the principal amount of each loan sold, including the loans sold from September 1994 to May 26, 1995, until each loan is paid off. Pacific Thrift retains an interest in the net spread (i.e. all interest and fees paid on the loans less servicing and other costs) in the $3.9 million of loans sold to Purchaser in December 1993, which management estimates will represent an additional return of approximately 3.3% on the principal amount of the $3.9 million of loans sold.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS HELD FOR SALE (Continued)

Pacific Thrift entered into a new agreement with the Purchaser effective June 21, 1995, pursuant to which it will continue to sell pre-approved residential loans to the Purchaser. As of December 31, 1995 two loans under the new agreement ($218,000 aggregate principal amount) have been repurchased by Pacific Thrift and no additional loans have been requested to be repurchased. Pacific Thrift does not expect to incur a loss on these two loans repurchased. The new agreement provides for Pacific Thrift to receive a higher premium on the face amount of each loan sold which meets preset interest rate requirements upon date of sale. An additional premium will be paid for all loans sold during any quarter if at least $22.5 million of loans are sold during that quarter. The premium for all loans sold in excess of $25 million per calendar quarter will be further increased. In addition, Pacific Thrift will receive a servicing released fee on the principal amount of each loan sold, payable on a quarterly basis, until the loan is paid off. At January 1, 1996, the Agreement was revised to eliminate, for all new loans sold, the servicing released fee and replace it with a higher premium on sale.

As a result of changes in the lending market, Pacific Thrift's primary source of revenues has changed from interest income on portfolio loans to fee and premium income from the origination and sale of real estate loans. During the year ended December 31, 1995, Pacific Thrift has sold an aggregate of $132.5 million of pre-approved securitizable loans to the Purchaser and $12.5 million pre-approved securitizable loans to other purchasers. Pacific Thrift has no commitment to offer or sell any specified amount of loans to any purchaser, but has entered arrangements whereby other purchasers may pre-approve loans to be made by Pacific Thrift prior to funding, which are sold within approximately one month from origination.

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

LOANS HELD FOR SALE (Continued)

Prior to March 31, 1993, Pacific Thrift originated Title I home improvement loans that were 90% insured by the Federal Housing Administration, provided that the total amount of claims did not exceed 10% of the amount of all Title I loans. During 1995 and 1994, Pacific Thrift sold $1,126,000 and $2,770,000, respectively, of these loans and recorded losses totaling $-0- and $39,000, respectively. As of March 31, 1993, Pacific Thrift discontinued the origination and sale of Title I and other similar loans.

In August 1995 Pacific Thrift resumed a Title I Loan origination program, in which Pacific Thrift acts exclusively as a correspondent lender for one or more larger mortgage lenders who securitize Title I Loans. Pacific Thrift anticipates that these loans would be sold without recourse within 30 days of origination.

During 1995, Pacific Thrift sold $1,126,000 of seasoned home improvement loans originated prior to March 1993 at par value and $850,000 in new Title I loans at a premium.

4. OTHER REAL ESTATE

Other real estate consisted of the following at December 31, 1995 and 1994:

December 31,                                            1995              1994
- ------------------------------------------------------------------------------
Foreclosed real estate                           $ 5,590,000        $7,478,000
In-substance foreclosures                                  -           545,000
Allowance for losses on
   other real estate                              (2,434,000)         (402,000)
- ------------------------------------------------------------------------------
                                                 $ 3,156,000        $7,621,000
==============================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

4. OTHER REAL ESTATE (CONTINUED)

Changes in the allowance for losses on other real estate for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                              Years ended December 31,
                                   ---------------------------------------------
                                         1995             1994              1993
- --------------------------------------------------------------------------------
Balance at beginning               $  402,000        $ 783,000       $   867,000
Provisions for losses               1,188,000          202,000         1,069,000
Net (charge-offs)
  recoveries                          844,000         (583,000)       (1,153,000)
- --------------------------------------------------------------------------------
Balance at end                     $2,434,000        $ 402,000       $   783,000
================================================================================

Operations of other real estate for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                              Years ended December 31,
                                    --------------------------------------------
                                         1995             1994              1993
- --------------------------------------------------------------------------------
Provision for losses               $1,188,000        $  202,000       $1,069,000
Net (gain) on sales                  (469,000)         (625,000)        (345,000)
Other expenses                        493,000         1,155,000        2,583,000
- --------------------------------------------------------------------------------
                                   $1,212,000        $  732,000       $3,307,000
================================================================================

Other expenses in 1993 included $1,494,000 of estimated costs for remediation of toxic substances on other real estate. See Note 13.

Upon foreclosure of a junior lien, the Company takes title to the real estate, subject to existing senior liens. These mortgage notes payable totaled $611,000 and $2,313,000 at December 31, 1995 and 1994, respectively.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1995 1994:

December 31,                                          1995                1994
- --------------------------------------------------------------------------------
Computer equipment and software                $ 1,211,000          $1,078,000
Furniture and fixtures                             745,000             583,000
Leasehold improvements                             519,000             455,000
- --------------------------------------------------------------------------------
                                                 2,475,000           2,116,000
Accumulated depreciation and
   amortization                                 (1,077,000)           (794,000)
- -------------------------------------------------------------------------------
                                               $ 1,398,000          $1,322,000
===============================================================================

6. THRIFT CERTIFICATES PAYABLE

Thrift certificates are comprised of full-paid certificates and installment certificates. The approximate weighted average interest rate of full-paid and installment certificate accounts at December 31, 1995 was 6.08% and 5.66%, respectively. The interest payable on the thrift certificates totaled $104,000 and $171,000 at December 31, 1995 and 1994, respectively.

At December 31, 1995 and 1994, full-paid thrift certificates consisted of the following:

December 31,                                          1995                 1994
- --------------------------------------------------------------------------------
Certificates greater than
   $100,000                                    $         -          $   102,000

Certificates less than
   $100,000                                     35,881,000           57,956,000
- --------------------------------------------------------------------------------
                                               $35,881,000          $58,058,000
================================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6. THRIFT CERTIFICATES PAYABLE (CONTINUED)

At December 31, 1995, scheduled maturities of full-paid thrift certificates were as follows:

                                                                        Amount
- ------------------------------------------------------------------------------
Less than 3 months                                                 $12,723,000
3 to 6 months                                                       13,439,000
6 to 12 months                                                       9,084,000
1 to 5 years                                                           635,000
- ------------------------------------------------------------------------------
                                                                   $35,881,000
==============================================================================

7. NOTE PAYABLE

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. NOTE PAYABLE (Continued)

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. NOTE PAYABLE (Continued)

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

During the period April 1994 through September 1994, the Partnership and NatWest negotiated to restructure and renew the line of credit. In September 1994, the line of credit was amended and extended through June 30, 1996 under the following primary terms:

(1) the Partnership is required to make mandatory quarterly principal payments sufficient to reduce the outstanding balance to $15,410,000 by December 31, 1994; $13,222,000 by March 31, 1995; $10,978,000 by June
       30, 1995; $8,878,000 by September 30, 1995; $6,883,000 by December 31,
       1995, $4,993,000 by March 31, 1996; and $0 by June 30, 1996;

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. NOTE PAYABLE (Continued)

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. NOTE PAYABLE (Continued)

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. NOTE PAYABLE (CONTINUED)

At December 31, 1995, the Partnership owed a total balance of $6,771,000 under the Loan Agreement. As of December 31, 1995, the Partnership was in compliance with all paydown requirements under the amended and restated Loan Agreement but certain technical conditions relating to expenses had not been met. The Bank agreed to waive this technical violation of the Loan Agreement in February, 1996.

On December 22, 1995 the line of credit was further amended, effective November 29, 1995 to allow Presidential until June 30, 1997, to fully repay the outstanding balance owed to the Bank. The Loan Agreement requires the Partnership to utilize 100% of its net cash flow to pay down the loan. Net cash flow is defined as total cash receipts less collection costs, loan servicing expenses and general and administrative expenses, subject to certain maximum levels based upon projected expenses prepared by the Partnership. The loan balance would bear interest at prime plus 1.5%. Mandatory pay down levels require that the principal balance be paid down to: $4,993,000 by March 31, 1996; $3,755,000 by June 30, 1996; $2,755,000 by September 30, 1996; $1,755,000
by December 31, 1996; $755,000 by March 31, 1997; and to zero by June 30, 1997. The Partnership is further required to maintain a collateral coverage ratio of performing loans relative to its loan balance equal to 1.2:1 and a total collateral coverage ratio of total loans receivable and net OREO relative to its loan balance equal to 1.6:1. In addition, under the modifications, commencing December 31, 1995 the non-performance fee note penalties are eliminated.

8.  INCOME TAXES

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. INCOME TAXES (CONTINUED)

The cumulative differences between the total capital of the Partnership for financial reporting purposes and the total capital reported for federal income tax purposes at December 31, 1995 and 1994 are summarized as follows:

December 31,                                        1995                 1994
- ------------------------------------------------------------------------------
Total partners' capital for
   financial reporting purposes              $ 8,780,000          $10,614,000

Investment in Pacific Thrift,
   syndication costs, bad debt and
   real estate reserves, and various
   other differences                          14,030,000           17,336,000
- -----------------------------------------------------------------------------
Total partners' capital for
   federal income tax purposes               $22,810,000          $27,950,000
=============================================================================

Pacific Thrift is subject to federal income and California franchise taxes but has incurred net operating losses. Accordingly, the provision for income taxes (benefit) consists of the minimum California franchise taxes for 1994 and 1993. Significant components of the provision for income taxes (benefits) included in the consolidated statements of operations are as follows:

                                            1995           1994           1993
- ------------------------------------------------------------------------------
Current                              $ 1,135,000         $1,000         $1,000
Utilization of net
   operating loss                     (1,135,000)             -              -
Deferred                              (1,222,000)             -              -
- ------------------------------------------------------------------------------
                                     $(1,222,000)        $1,000         $1,000
==============================================================================


Pacific Thrift adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" as of January 1, 1993. The adoption of the statement had no significant effect on the financial position or results of operations.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities on Pacific Thrift's books at December 31, 1995 and 1994, which is included with other assets on the consolidated balance sheets, are as follows:

December 31,                                          1995                1994
- ------------------------------------------------------------------------------
Deferred tax assets
   Net operating loss carryforward              $1,361,000          $2,457,000
   Loan loss reserves                              179,000             477,000
   Interest reserves                               233,000             226,000
   Write-down of other real estate                 365,000              39,000
   Loans held for sale                             220,000              78,000
   Deferred rent                                   106,000              59,000
   Environmental remediation                             -             270,000
   Other                                             5,000               3,000
- ------------------------------------------------------------------------------
Total deferred tax assets                        2,469,000           3,609,000
- ------------------------------------------------------------------------------
Less valuation allowance                           857,000           2,946,000
- ------------------------------------------------------------------------------
                                                 1,612,000             663,000
- ------------------------------------------------------------------------------
Deferred tax liabilities
   Depreciation                                     34,000              28,000
   Deferred loan costs                             225,000             433,000
   Excess yield                                    128,000             202,000
- ------------------------------------------------------------------------------
Total deferred tax liabilities                     387,000             663,000
- ------------------------------------------------------------------------------
Total net deferred tax asset                    $1,225,000          $        -
==============================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. INCOME TAXES (CONTINUED)

A valuation allowance has been established to reduce the deferred tax assets to the amount considered realizable at December 31, 1995 and 1994. The valuation allowance reserves the amount of income tax benefit recognized that is dependent on future taxable income to be realizable. During 1995, $1,225,000 of the valuation allowance was reversed to reflect the expected utilization of the net operating loss over the next twelve months. However should there occur a 50% ownership change of the Company as defined under Section 382 of the Internal Revenue Code of 1986, the Company's ability to use the net operating losses would be restricted to a prescribed annual amount.

At December 31, 1995, Pacific Thrift has net operating loss carryforwards for federal income tax purposes of approximately $3,979,000 that are available to offset future federal taxable income. These federal net operating losses expire in the years 2007 through 2009. Pacific Thrift has net operating loss carryforwards for California franchise tax purposes of approximately $142,000. These California carryforwards expire in the year 1999.

The following summarizes the difference between the 1995, 1994 and 1993 provision for income taxes (benefit) and the federal statutory tax rate:

                                  1995                1994               1993
- -----------------------------------------------------------------------------
Federal statutory
   tax rate                         34%                (34)%             (34)%
Nonrecognition of
   net operating
   loss carryforward                 -                  34                34
Utilization of net
   operating loss                  (34)                  -                 -
Reversal of valuation
   allowance                       (42)                  -                 -
- -----------------------------------------------------------------------------
Effective tax rate
   (benefit)                       (42)%                 0%                0%
=============================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9. ANNUAL MANAGEMENT FEE

The general partner receives an annual management fee based on the proportion that net profits, before the effects of the management fee, bear to the total capital contributions as defined in the Partnership Agreement.

The Partnership Agreement permits the general partner to calculate the management fee based on annual net income that includes loan origination fees generated. During 1992, the annual management fee was calculated on such basis. During 1995, 1994 and 1993, there was no management fee because the Partnership incurred net losses in excess of loan origination fees generated.

During 1993, the general partner received payments of $441,000 on the anticipated annual management fees. Since the general partner ultimately did not earn such fees, the general partner agreed to repay these amounts to the Partnership under a promissory note. No interest was paid or accrued for 1993. However, quarterly principal payments of approximately $110,000 commenced in December 1994 and interest at prime plus 1% will be accrued from January 1994 through December 1995 (Note 10).

10. RELATED PARTIES AND AFFILIATES

Accounts receivable from the general partner consisted of the following at December 31, 1995 and 1994:

December 31,                                            1995              1994
- ------------------------------------------------------------------------------
Unearned annual management fees                     $220,000          $330,000
Amounts due for salaries, rent and
   overhead                                          127,000           148,000
- ------------------------------------------------------------------------------
                                                    $347,000          $478,000
==============================================================================

Accounts payable to the general partner consisted of the following at December 31, 1995 and 1994:

December 31,                                            1995              1994
- ------------------------------------------------------------------------------
Base fee and loan servicing fees                    $203,000          $ 86,000
Contingent consideration in connection
   with the purchase of CRC and LPPC                  78,000            48,000
- ------------------------------------------------------------------------------
                                                    $281,000          $134,000
==============================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

10. RELATED PARTIES AND AFFILIATES (CONTINUED)

The Partnership had various related party transactions with the following entities:

- - PRESIDENTIAL MANAGEMENT COMPANY - The general partner received specified fees for services performed and reimbursements of certain expenses. Under the Partnership Agreement, the general partner receives a base fee of up to 35% of the loan origination fees paid by borrowers to the Company. The base fee was 35% of loan origination fees for the Company in 1995 and 35% in 1994. The general partner also received a loan servicing fee of 3/8 of 1% per annum on loans with terms over three years.

   Amounts charged by the general partner for services performed and overhead-related expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                           Years ended December 31,
                               -----------------------------------------------
                                     1995               1994              1993
- ------------------------------------------------------------------------------
   Base fee                    $  767,000          $ 589,000        $  669,000
   Loan servicing fee             245,000            216,000           178,000

   Total fees                  $1,012,000          $ 805,000        $  847,000
==============================================================================
   Salaries and overhead
     reimbursements            $   82,000          $  90,000        $5,184,000
==============================================================================


   During 1992, the general partner absorbed certain expenses (data processing, legal, and business promotion) related to the Company. During 1995, 1994 and 1993, however, the general partner did not absorb any such expenses for the Company.

   Under the Capital Plan, the general partner agreed to contribute, over a three-year period, additional capital up to $1,730,000 if the Company generated certain levels of loan origination fees. Pursuant to the agreement, the general partner contributed $266,000 of the $1,730,000 in late 1993 and early 1994, but has not contributed any additional amounts based on continued operating losses and the level of loan origination fees.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. RELATED PARTIES AND AFFILIATES (CONTINUED)

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

   During 1995, Pacific Thrift paid and allocated certain salaries and overhead for the Partnership, CRC, LPPC and the general partner totaling $386,000, $251,000, $8,000 and $597,000, respectively, and was reimbursed on a monthly basis.

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

- - CONSOLIDATED RECONVEYANCE COMPANY - (CRC) serves as a trustee on all trust deeds obtained by the Company as security for portfolio loans originated or purchased by the Company. Fees paid to CRC are paid by the borrowers.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. RELATED PARTIES AND AFFILIATES (CONTINUED)

A managing officer of the Partnership and general partner provides legal services in connection with the Company's loan accounts, for which he receives $100 from the fees paid by each borrower for legal services related to each loan origination. Total fees of $175,000, $62,000 and $56,000 were paid by the Partnership to the managing officer for the years ended December 31, 1995, 1994 and 1993, respectively.

A limited partner of the Partnership and of the general partner is a partner with a law firm that provides legal services to the Company. Total fees for the services provided to the Company by the law firm were approximately $689,000, $716,000 and $432,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

A member of the Board of Directors of Pacific Thrift was paid hourly and contingent fees for services related to the sale of loans under the loan securitization agreement entered into in December 1993. Total fees for the services provided by the board member were approximately $165,000, $111,000 and $84,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Former officers of the Partnership have loans payable to the Partnership, secured by real estate, totaling approximately $269,000 and $271,000 as of December 31, 1995 and 1994, respectively. These loans are included in loans receivable.

Thrift certificates purchased by members of management totaled approximately $63,000 and $236,000 at December 31, 1995 and 1994, respectively, on terms slightly more favorable than the terms for unrelated parties. Interest expense on these certificates totaled approximately $2,000, $11,000 and $8,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. RELATED PARTIES AND AFFILIATES  (CONTINUED)

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

The Partnership and general partner sold computer equipment and software to Pacific Thrift as of December 31, 1993. Subsequently, management obtained additional information about the value of the software and the need to reallocate the price. As a result of the additional information, management determined that Pacific Thrift had overpaid for the software. To correct the situation, the general partner repaid $177,000. In addition, the Partnership agreed to repay $173,000 by causing CRC to issue an interest-bearing promissory note, secured by CRC's accounts receivable, payable in monthly installments through June 1995. As of December 31, 1993, the Partnership and the general partner realized gains on the sale of $54,000 and $333,000 respectively, including depreciation recapture and adjustment for the subsequent refunds.

During 1995 and 1994, the Partnership paid to Pacific Thrift a loan servicing fee at the rate of 1.5% of the outstanding balances of the Partnership's loans and other real estate. Such fees totaled $351,000 and $545,000 in 1995 and 1994 and were eliminated in the consolidation.

Also, during 1994, the Partnership had loans receivable, with balances totaling $464,000, that were refinanced into two loans: one a Pacific Thrift loan in first position and the remainder a Partnership loan in second position. In order to satisfy regulatory requirements applicable to affiliate transactions, such refinances were subject to certain underwriting and performance requirements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. PURCHASE OF CRC AND LPPC

Effective, July 1, 1990, the Partnership purchased 100% of the limited partnership interests in CRC and LPPC from the general partner for their combined estimated fair market value of $908,000 as determined by an independent appraiser. CRC serves as trustee on all trust deeds obtained by the Company as security for portfolio loans originated or purchased by the Company, as well as trust deeds for many unaffiliated lenders. LPPC publishes information regarding sales of foreclosed properties. The transaction was treated as a purchase and resulted in goodwill of approximately $651,000.

The Partnership also agreed to pay the general partner an additional amount (contingent consideration) annually for five years beginning January 1, 1991. The contingent consideration, based on an amended agreement, is calculated as 50% of the total annual net profits earned by CRC and LPPC in excess of a base profit amount of $465,000. The contingent consideration totaled $172,000, $224,000 and $466,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and was treated as an addition to goodwill. Accumulated amortization relating to the goodwill totaled $400,000 and $253,000 December 31, 1995 and 1994, respectively.

2. LITIGATION AND UNASSERTED CLAIMS

Although they were never been served, the Partnership and its Chief Executive Officer (CEO) received a complaint in October 1993 that named them as defendants, along with four other unaffiliated defendants. The complaint contained allegations of securities fraud and breach of fiduciary duty in connection with companies affiliated with Alexander Spitzer (who, until approximately twelve years ago but not thereafter, was an affiliate of the Partnership and CEO). The complaint was filed by two long-time business associates of Spitzer, including one individual who was a general partner of a Spitzer-affiliated entity and one individual who owned another Spitzer-affiliated entity.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12. LITIGATION AND UNASSERTED CLAIMS (CONTINUED)

The complaint charges all defendants with participation in securities fraud in connection with the sale of securities of the Spitzer entities (although there are no allegations that either the Partnership or CEO participated in the sale of such securities) and charges the Partnership and CEO with aiding and abetting other defendants in a violation of their fiduciary duties to the Spitzer-affiliated entities. The primary facts alleged against the Partnership and CEO are alleged to have occurred in 1984. The Partnership and CEO denied the merits of all allegations stated against them in the complaint.

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

12. LITIGATION AND UNASSERTED CLAIMS (CONTINUED)

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

The Partnership and CEO denied the merits of the allegations stated against them in the complaints. Management does not believe that any of these matters will result in any material additional losses to the Partnership or any material adjustments to these financial statements.

On October 31, 1995 plaintiff's counsel, in the October 1993 complaint which had named the Partnership and its CEO alleging securities fraud and breach of fiduciary duty, as discussed above, filed a request for dismissal without prejudice. The clerk of the Court entered the dismissal as requested on November 2, 1995.

3. COMMITMENTS AND CONTINGENCIES

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In connection with the activities of the former owner of the Partnerships property, the District Attorney's office filed a civil complaint against the Partnership alleging violations of hazardous waste control laws. In September 1994, the Partnership entered into a consent agreement requiring the Partnership to pay a civil compromise of $115,000 and to develop and implement a remedial action plan. Legal counsel has stated that the likelihood of further civil or any criminal action is remote if the Partnership complies with the terms of the consent agreement. Management states that the Partnership intends to comply with the consent agreement.

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

Management does not expect the extent of the liability to exceed $1,494,000; however, such estimate is based on the assumption that the appropriate authorities will approve the remediation plans and that no additional toxic substances will be discovered during the remediation. For one of the properties the accrued remediation liability was reduced by $378,000 during the year ended December 31, 1995 based on a lower bid. The remediation work was completed in 1995 for this property and in early 1996 the property was listed as available for sale. Remediation work on the second property, subject to formal approval by the appropriate authorities, was completed in early 1996.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company conducts its operations from leased facilities. Rental expenses of approximately $905,000, $926,000 and $908,000 have been charged to general and administrative expenses in the consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, the approximate minimum rental commitments under all noncancelable operating leases (which are subject to annual escalations based on the consumer price index) are as follows:

   Year                                                                 Amount
- ------------------------------------------------------------------------------
   1996                                                             $  969,000
   1997                                                                807,000
   1998                                                                736,000
   1999                                                                701,000
   2000                                                                701,000
   Thereafter                                                        1,393,000
- ------------------------------------------------------------------------------
                                                                    $5,307,000
==============================================================================

At December 31, 1995 and 1994, the Company was servicing Title I loans for others totaling approximately $10,744,000 and $12,545,000, respectively. In addition, the Company has filed claims with the Federal Housing Administration that depleted the insurance on these loans during 1994.

In connection with certain real estate loan sales by Pacific Thrift in 1995 and 1994, the Partnership guaranteed one buyer against losses up to $2,365,000 and $1,800,000, respectively. As security for the guarantee, the Partnership deposited $237,000 in 1995 and $180,000 in 1994 with the buyer.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The California Franchise Tax Board examined the California corporate tax returns for Pacific Thrift for 1990, 1991, and 1992 and did not result in a significant adjustment.

On June 6, 1995, Consolidated and Lenders were served with a complaint by Consumer Action and two consumers suing both individually and on behalf of the general public in a purported class action filed in the Superior Court of Contra Costa County, California. The complaint names Consolidated and Lenders, along with thirteen other foreclosure service and foreclosure publishing companies, and alleges that all named defendants charge fees in excess of the statutorily permitted amount for publication of notices of trustee sales. The complaint seeks restitution of all excess charges, an injunction against the charging of excessive fees in the future and attorneys fees. In January 1996, Lenders and two other posting and publishing companies were dismissed from the action without prejudice. The case is still in the pleading stage, discovery has not yet commenced and the purported class of plaintiffs has not yet been certified. Management believes that Consolidated had charged publication fees in compliance with applicable law. Consolidated denies the merits of the allegations stated against it in the complaint. Management does not believe that any of these matters will result in any material additional losses to the Partnership or any material adjustments to these financial statements.

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14. RETIREMENT SAVINGS PLAN

The Company implemented a retirement savings plan (defined contribution plan) in 1994. All full-time employees who have completed six months of service and reached age 21 are eligible to participate in the plan. Contributions are made from employee-elected salary deferrals. The Company matched the first 6% of employee contributions to the plan at the rate of $.50 on the dollar. During the years ended December 31, 1995 and December 31, 1994, the Company's contribution to the plan totaled $118,000 and $111,000, respectively.

15.    WITHDRAWALS

Partnership withdrawals payable of $1,120,000 at December 31, 1995 and December 31, 1994 represent the capital withdrawals by limited partners that were approved by the general partner but not paid by the Partnership. At December 31, 1995 and December 31, 1994, respectively, other limited partners with original capital contributions totaling $9,400,000 and $9,103,000 have requested withdrawals; however, these requests have not been approved. Withdrawals were not paid or approved after July 1993 due to limitations on withdrawals in the Partnership Agreement and the restriction on such withdrawals in the amendments to the line of credit agreement with NatWest.

16. CHANGES IN GENERAL AND LIMITED PARTNER'S CAPITAL

The changes in general and limited partnership interests for 1994 and 1993 are as follows:

                                  General           Limited
                                Partnership       Partnership
                                 Interest         Interests              Total
- ------------------------------------------------------------------------------
                                 (Unaudited)       (Unaudited)
Capital (deficit) -
   December 31, 1992              $  63,000       $28,767,000      $28,830,000
Contributions                       266,000            35,000          301,000
Distributions                       (25,000)       (1,918,000)      (1,943,000)
Withdrawals                               -        (1,380,000)      (1,380,000)
Net loss - 1993                     (42,000)       (5,827,000)      (5,869,000)
Special allocation - 1993
   (Note 10)                       (266,000)          266,000                -
- ------------------------------------------------------------------------------

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

16. CHANGES IN GENERAL AND LIMITED PARTNER'S CAPITAL (CONTINUED)

                                  General           Limited
                                Partnership       Partnership
                                 Interest         Interests              Total
- ------------------------------------------------------------------------------
                                 (Unaudited)       (Unaudited)
Capital (deficit) -
   December 31, 1993                 (4,000)       19,943,000       19,939,000

Contributions                             -                 -                -
Distributions                             -                 -                -
Withdrawals                               -                 -                -
Net loss - 1994                     (68,000)       (9,446,000)      (9,514,000)
- ------------------------------------------------------------------------------
Capital (deficit) -
   December 31, 1994                (72,000)       10,497,000       10,425,000
==============================================================================

The changes in general and limited partnership interests for 1995 are as follows:

                                  General           Limited
                                Partnership       Partnership
                                 Interest         Interests              Total
- ------------------------------------------------------------------------------
Capital (deficit) -
   January 1, 1995               $(72,000)      $10,497,000      $10,425,000

Net loss - 1995                   (12,000)       (1,686,000)      (1,698,000)
- ----------------------------------------------------------------------------
Capital (deficit) -
   December 31, 1995             $(84,000)      $ 8,811,000      $ 8,727,000
============================================================================


Presidential Management Company holds the entire general partnership interest in the Partnership. In addition, Presidential Management Company holds approximately 3.8% of the limited partnership interests.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for 1995 and 1994 are as follows:

                                             Quarter Ended
- -------------------------------------------------------------------------------
                              Mar 31,      Jun 30,     Sept 30,        Dec 31,
                               1995         1995         1995           1995
- -------------------------------------------------------------------------------
Interest income            $2,612,000    $2,424,000   $2,368,000   $ 2,173,000
Interest expense            1,405,000     1,426,000    1,248,000     1,120,000
- ------------------------------------------------------------------------------
Net interest income         1,207,000       998,000    1,120,000     1,053,000
Provision for loan losses     446,000       554,000      861,000     1,428,000*
Other income                2,608,000     2,841,000    3,366,000     4,450,000
Other expense               3,592,000     3,905,000    4,494,000     5,283,000
Income tax benefit            430,000        84,000      664,000        44,000
- ------------------------------------------------------------------------------
Net income (loss)          $  207,000    $ (536,000)  $ (205,000)  $(1,164,000)
==============================================================================

                                            Quarter Ended
- ------------------------------------------------------------------------------
                              Mar 31,      Jun 30,     Sept 30,       Dec 31,
                               1994         1994         1994          1994
- ------------------------------------------------------------------------------
Interest income           $ 2,915,000   $ 3,514,000  $ 3,414,000   $ 1,561,000
Interest expense            1,185,000     1,200,000    1,182,000     1,360,000
Net interest income         1,730,000     2,314,000    2,232,000       201,000
Provision for loan losses     217,000       468,000    2,064,000     3,347,000**
Other income                1,143,000     1,091,000    1,149,000     2,619,000
Other expense               3,684,000     4,738,000    4,139,000     3,336,000
- ------------------------------------------------------------------------------
Net loss                  $(1,028,000)  $(1,801,000) $(2,822,000)  $(3,863,000)
==============================================================================


* The increase in the provision for loan losses is primarily a result of an increased general reserve. Management represents that it was not practical to determine whether or not a portion of these additional provisions should have been recorded in earlier quarters.

** The substantial increase in the provision for loan losses is due to an increase in the level of nonperforming loans and the high level of charge-offs. Management represents that it was not practical to determine whether or not a portion of these substantial additional provisions should have been recorded in earlier quarters.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

18. SEGMENT FINANCIAL REPORTING

The Company operates principally in two industries, real estate secured lending (including the origination and sale of loans) and trustee and foreclosure services. A summary of selected financial information by industry segment is as follows:

                                       Years ended December 31,
                            --------------------------------------------------
                                   1995               1994                1993
- ------------------------------------------------------------------------------
Revenues
  Interest and other
   income from real
   estate secured lending   $19,016,000       $ 13,475,000        $ 15,210,000
Fees from trustee             3,826,000          3,931,000           4,307,000
- ------------------------------------------------------------------------------
Total revenues              $22,842,000       $ 17,406,000        $ 19,517,000
- ------------------------------------------------------------------------------
Operating profit (loss)
  Real estate secured
   lending                  $(3,148,000)      $ (9,741,000)       $ (6,737,000)
  Trustee and foreclosure
   services                     747,000            811,000           1,319,000
  General expenses             (519,000)          (583,000)           (450,000)
- ------------------------------------------------------------------------------
Loss before income taxes    $(2,920,000)      $ (9,513,000)       $ (5,868,000)
- ------------------------------------------------------------------------------
Identifiable assets
  Real estate secured
   lending                  $76,896,000       $ 97,930,000        $108,966,000
  Trustee and foreclosure
   services                   5,532,000          5,564,000           5,201,000
  General assets                129,000            253,000             157,000
- ------------------------------------------------------------------------------
Total assets                $82,557,000       $103,747,000        $114,324,000
==============================================================================

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. REGULATORY MATTERS AND CAPITAL ADEQUACY

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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

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

In November 1993, the FDIC and DOC terminated the MOU and issued an Order to Cease and Desist (C&D) with the consent of Pacific Thrift. The C&D prohibits Pacific Thrift from paying excessive fees to affiliates in such a manner as to produce operating losses; prohibits Pacific Thrift from including accrued interest in the carrying amount of a property acquired by foreclosure on a loan; prohibits Pacific Thrift from accepting or renewing brokered deposits unless it is adequately capitalized and a waiver is obtained; requires Pacific Thrift to disclose any extensions of credit to executive officers or principal shareholders from a correspondent bank; requires Pacific Thrift to prepare and display minimum information in its disclosure statement; requires Pacific Thrift to comply with the limits specified in the California Industrial Loan Company regulations on the amount of outstanding thrift certificates, based on its unimpaired capital and surplus; requires Pacific Thrift to develop a comprehensive asset/liability dependency policy, including establishing a range for, and reducing, the volatile liability dependency ratio; requires Pacific Thrift to adopt and implement a written policy to increase its liquidity; and requires Pacific Thrift to adopt and implement a satisfactory policy governing the relationship between Pacific Thrift and its affiliates and to reduce the payment of management, consulting, and other fees to the affiliates to amounts that are reasonable and necessary for the services. See Note 20.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

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

CAPITAL ADEQUACY

Pacific Thrift is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by the FDIC that, if undertaken, could have a direct material effect on Pacific Thrift's financial statements. The regulations require Pacific Thrift to meet specific capital adequacy guidelines that involve quantitative measures under of Pacific Thrift's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Pacific Thrift's capital classification is also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. REGULATORY MATTERS AND CAPITAL  ADEQUACY (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require Pacific Thrift to maintain minimum amounts and ratios of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized as defined under the Prompt Corrective Action (PCA) provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, Pacific Thrift must maintain the minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios presented in the table. Pacific Thrift's actual unaudited capital amounts and ratios as of December 31, 1993 were as follows:

                                                  Capital Adequacy
                                               as of December 31, 1993
                                                     (Unaudited)
                                   -----------------------------------------------
                                        Required                   Actual
                                      Amount     (Ratio)        Amount   (Ratio)
                                   -----------------------------------------------
Tier 1 capital
   (to average assets)               $2,646,000  (4.0%)      $4,654,000   (7.0%)
Tier 1 capital
   (to risk-weighted assets)          2,161,000  (4.0%)       4,654,000   (8.6%)
Total capital
   (to risk-weighted assets)          4,322,000  (8.0%)       5,330,000   (9.9%)


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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. REGULATORY MATTERS AND CAPITAL ADEQUACY (CONTINUED)

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

Subsequent to October 31, 1994, Pacific Thrift improved its capital position from "critically undercapitalized" to "undercapitalized" as a result of certain capital contributions and loan sales prior to December 31, 1994. Pacific Thrift's actual unaudited capital amounts and ratios as of December 31, 1994 were as follows:

                                                  Capital Adequacy
                                              as of December 31, 1994
                                                     (Unaudited)
                                   ------------------------------------------------
                                          Required                 Actual
                                       Amount  (Ratio)         Amount   (Ratio)
                                   ------------------------------------------------
Tier 1 capital
   (to average assets)               $3,216,000  (4.0%)      $3,112,000   (3.9%)
Tier 1 capital
   (to risk-weighted assets)          2,301,000  (4.0%)       3,112,000   (5.4%)
Total capital
   (to risk-weighted assets)          4,602,000  (8.0%)       3,831,000   (6.7%)


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

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

19. REGULATORY MATTERS AND CAPITAL DELINQUENCY (CONTINUED)

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

20. EVENTS SUBSEQUENT TO DECEMBER 31, 1994

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

In May 1995, Pacific Thrift was informed by the FDIC that, based on unaudited financial information in the Consolidated Report of Condition and Income (Call Report) filed for the first quarter of 1995, Pacific Thrift was "adequately capitalized" as of March 31, 1995. Based on such Call Report, Pacific Thrift's unaudited capital ratios as of March 31, 1995 were as follows:

                                             Capital Ratio as of March 31, 1995
                                                                    (Unaudited)
- ------------------------------------------------------------------------------
                                                       Required         Actual
                                                       --------         ------
Tier 1 capital (to average assets)                      4.0%             5.5%
Tier 1 capital (to risk-weighted assets)                4.0              7.2
Total capital (to risk-weighted assets)                 8.0              8.5

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

20. EVENTS SUBSEQUENT TO DECEMBER 31, 1994 (CONTINUED)

In addition, Pacific Thrift was informed by the DOC that Pacific Thrift had cured the deficiency in its net worth as of April 30, 1995 and has complied with the Order.

Also in May 1995, the FDIC terminated the prior C&Ds, and the FDIC and DOC issued a new comprehensive Order to Cease and Desist (the new C&D) with the consent of Pacific Thrift. The new C&D: requires that Pacific Thrift have and retain qualified management; requires that Pacific Thrift have Tier 1 capital which equals or exceeds 8% of total assets on or before September 30, 1995; requires that Pacific Thrift maintain at least the minimum risk-based capital levels throughout the life of the new C&D; requires Pacific Thrift to eliminate from its books, through charge-off or collection, all assets classified "loss" as of September 1994 within 10 days from the effective date of the new C&D; requires Pacific Thrift to reduce assets classified "substandard" as of September 1994 to $6.5 million within 180 days and to $5 million within 365 days; prohibits Pacific Thrift from extending any additional credit to any borrower who has a loan with Pacific Thrift which has been charged off or classified "loss"; requires Board of Directors or loan committee approval prior to the extension of additional credit to a borrower who has a loan classified "substandard"; requires Pacific Thrift to establish within 10 days, and then to maintain on a quarterly basis, an adequate allowance for loan losses; requires that Pacific Thrift implement within 60 days the provisions of the capital restoration and business/profitability plans submitted to the FDIC in order to control overhead and other expenses and restore profitability; requires that Pacific Thrift correct the violation of the thrift-to-capital ratio required under California law within 60 days; requires that Pacific Thrift file with the FDIC amended Call Reports as of December 31, 1993 and as of the end of the first three quarters of 1994 which accurately reflect Pacific Thrift's financial condition as of those dates; requires that throughout the life of the new C&D, Pacific Thrift shall file Call Reports which accurately reflect Pacific Thrift's financial condition as of the end of each period; prohibits Pacific Thrift from paying cash dividends in any amount without the prior written approval of the FDIC; prohibits Pacific Thrift from opening any additional offices without the prior written approval of the FDIC; and requires the Company to submit written progress reports on a quarterly basis until the Company accomplishes the corrections and is released by the Regional Director of the FDIC and the Commissioner of the DOC.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

20. EVENTS SUBSEQUENT TO DECEMBER 31, 1994 (CONTINUED)

Noncompliance with the terms of the new C&D could result in various regulatory actions, including the assessment of civil money penalties, termination of deposit insurance, and placing Pacific Thrift in conservatorship of receivership. Although there is no assurance as to the ultimate outcome, these consolidated financial statements do not include any provisions or adjustments that might result from the outcome of these uncertainties.

At December 31, 1995, management of Pacific Thrift believes that it is in full compliance with the terms of the New C&D.

On February 26, 1996, Pacific Thrift was notified by the FDIC that, based on the FDIC examination of the September 30, 1995 financial information, full compliance with the new C&D is reported. In addition, Pacific Thrift would be allowed to enter into a Memorandum of Understanding (MOU) that, when received by the FDIC, would provide for the initial step towards removal of the New C&D. The proposed MOU provides a framework for Pacific Thrift's recovery and its provisions are similar to crucial sections of the existing C&D. However, since the New C&D and the proposed MOU contain provisions requiring the maintenance of a specified capital level, Pacific Thrift would be classified as "adequately capitalized" under the regulations, and continue to be considered a troubled institution for all regulatory purposes.

As of December 31, 1995, Pacific Thrift had increased its total risk-based capital ratio to 12.4%, its Tier 1 risk-based capital ratio to 11.2% and its leverage capital ratio to 9.1%, which meet the FDIC definition of "well capitalized." However, due to the requirement of maintaining a specific capital level, the Company would be classified as "adequately capitalized" under the regulation.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

21. POTENTIAL RESTRUCTURING PLAN

On November 24, 1995, the Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission ("SEC") in connection with a proposed restructuring plan of the Partnership, the terms of which will be presented for the vote of the limited partners in 1996. On March 1, 1996, an Amendment to the Registration Statement on Form S-4 was filed with the SEC, together with a Registration Statement on Form S-4 in connection with a proposed public offering to be conducted concurrently with the restructuring plan. The terms of the restructuring plan and concurrent public offering are subject to change, and will not be finalized until the Registration Statements are declared effective by the SEC. Management currently anticipates that the restructuring plan will be presented for the vote of the limited partners of the Partnership in April 1996.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE I
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1994

================================================================================

                                                    Pacific                    Lenders
                                    Presidential    Thrift     Consolidated  Posting and     Eliminating Entries
                                      Mortgage     and Loan    Reconveyance  Publishing    ------------------------
                                      Company       Company      Company       Company         Dr            Cr       Consolidated
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents           $   655,000   $18,700,000   $  197,000     $ 76,000    $        -    $        -   $ 19,628,000


Accounts receivable                       1,000     1,713,000    3,348,000       48,000             -        39,000      5,071,000

Accrued interest receivable             478,000       647,000            -            -             -             -      1,125,000

Loans receivable                     13,064,000    39,981,000            -            -             -             -     53,045,000

Loans held for sale                   2,605,000     9,406,000            -            -             -             -     12,011,000

Receivable from related party           426,000       235,000            -            -             -       183,000        478,000

Excess yield receivable                       -       888,000            -            -             -             -        888,000

Other real estate                     6,479,000     1,142,000            -            -             -             -      7,621,000

Property and equipment                   64,000     1,304,000      139,000        4,000             -       189,000      1,322,000

Goodwill                              1,749,000             -            -            -             -             -      1,749,000

Other assets                            379,000       388,000       34,000        8,000             -             -        809,000

Investment in subsidiaries            4,732,000             -            -            -     7,640,000    12,372,000              -
- ----------------------------------------------------------------------------------------------------------------------------------
                                    $30,632,000   $74,404,000   $3,718,000   $  136,000    $7,640,000   $12,783,000   $103,747,000
==================================================================================================================================

                                                  See independent auditors' report and notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                                      SCHEDULE I
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1994

================================================================================

                                                     Pacific                  Lenders
                                    Presidential     Thrift    Consolidated  Posting and  Eliminating Entries
                                      Mortgage       and Loan  Reconveyance  Publishing  ---------------------
                                       Company        Company    Company      Company       Dr           Cr        Consolidated
- --------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

Thrift certificates payable
  Full-paid certificates              $        -   58,058,000   $        -   $      -   $        -    $        -     58,058,000

  Installment certificates                     -   11,443,000            -          -            -             -     11,443,000
- --------------------------------------------------------------------------------------------------------------------------------
                                               -   69,501,000            -          -            -             -     69,501,000

Accounts payable and accrued             971,000    1,280,000    2,187,000     89,000       56,000             -      4,471,000
  expenses

Accrued interest payable                 234,000      171,000            -          -            -             -        405,000

Payable to related party                 214,000            -            -          -       80,000             -        134,000

Mortgage notes payable                 2,101,000      212,000            -          -            -             -      2,313,000

Notes payable                         14,778,000            -            -          -            -             -     14,778,000

Note payable to related party            600,000            -       86,000          -       86,000             -        600,000

Partnership withdrawals payable        1,120,000            -            -          -            -             -      1,120,000
- -------------------------------------------------------------------------------------------------------------------------------
                                      20,018,000   71,164,000    2,273,000     89,000      222,000             -     93,322,000
- -------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
- -------------------------------------------------------------------------------------------------------------------------------
Partners' capital
  Common stock                                 -    3,000,000            -          -    3,000,000             -              -
  Additional paid-in capital                   -    7,880,000            -          -    7,880,000             -              -
  Accumulated deficit                          -   (7,640,000)           -          -            -     7,640,000              -
  Partners' capital                   10,614,000            -    1,445,000     47,000    1,681,000             -     10,425,000
- -------------------------------------------------------------------------------------------------------------------------------
                                      10,614,000    3,240,000    1,445,000     47,000   12,561,000     7,640,000     10,425,000
- -------------------------------------------------------------------------------------------------------------------------------
                                     $30,632,000  $74,404,000   $3,718,000   $136,000  $12,783,000    $7,640,000   $103,747,000
===============================================================================================================================

                                               See independent auditors' report and notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE II
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1994

================================================================================

                                                       Pacific                   Lenders
                                      Presidential     Thrift    Consolidated  Posting and    Eliminating Entries
                                        Mortgage      and Loan   Reconveyance  Publishing   ------------------------
                                        Company       Company      Company       Company         Dr            Cr     Consolidated
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable                    $ 2,969,000   $ 8,034,000   $        -     $      -   $        -    $        -   $11,003,000

  Deposits with financial
    institutions                            1,000       400,000            -            -            -             -       401,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total interest income                   2,970,000     8,434,000            -            -            -             -    11,404,000
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Thrift certificates greater
    than $100,000                               -        28,000            -            -            -             -        28,000
  Other thrift certificates                     -     2,917,000            -            -            -             -     2,917,000
  Notes payable                         1,974,000         8,000            -            -            -             -     1,982,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                  1,974,000     2,953,000            -            -            -             -     4,927,000
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest income                       996,000     5,481,000            -            -            -             -     6,477,000
Provision for loan losses               4,682,000     1,414,000            -            -            -             -     6,096,000
- ----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses            (3,686,000)    4,067,000            -            -            -             -       381,000
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trust and reconveyance fees                   -             -    3,344,000            -            -             -     3,344,000
  Other income                            319,000       806,000            -      587,000            -             -     1,712,000
  Gain on sale of loans                         -       946,000            -            -            -             -       946,000
  Loan servicing fees                           -       545,000            -            -      545,000             -             -
  Equity in income (loss)
    of subsidiaries                    (2,001,000)            -            -            -      907,000     2,908,000             -
- ----------------------------------------------------------------------------------------------------------------------------------
                                       (1,682,000)    2,297,000    3,344,000      587,000    1,452,000     2,908,000     6,002,000
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits          295,000     4,460,000    1,569,000      169,000            -             -     6,493,000
  General and administrative            1,752,000     4,081,000    1,168,000       89,000            -             -     7,090,000
  Related party fees                    1,350,000             -            -            -            -       545,000       805,000
  Operations of other real estate         439,000       293,000            -            -            -             -       732,000
  Depreciation and amortization           310,000       437,000       29,000            -            -             -       776,000
- ----------------------------------------------------------------------------------------------------------------------------------
                                        4,146,000     9,271,000    2,766,000      258,000            -       545,000    15,896,000
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES      (9,514,000)   (2,907,000)     578,000      329,000    1,452,000     3,453,000    (9,513,000)
INCOME TAXES                                    -         1,000            -            -            -             -         1,000
- ----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                     $(9,514,000)  $(2,908,000)  $  578,000     $329,000   $1,452,000    $3,453,000   $(9,514,000)
==================================================================================================================================

                                                  See independent auditors' report and notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                                    SCHEDULE III
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1995

================================================================================

                                              Pacific                   Lenders      Pacific
                               Presidential   Thrift     Consolidated  Posting and   United     Eliminating Entries
                                 Mortgage     and Loan   Reconveyance  Publishing    Group,   -----------------------
                                 Company      Company      Company      Company      Inc.        Dr           Cr       Consolidated
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents      $   609,000  $ 9,550,000   $  283,000    $ 47,000    $      -  $        -   $        -   $10,489,000

Accounts receivable                  1,000      126,000    2,925,000     285,000           -           -            -     3,337,000

Accrued interest receivable        357,000      546,000            -           -           -           -            -       903,000

Loans receivable                 3,332,000   40,576,000            -           -           -           -            -    43,908,000

Loans held for sale              3,000,000    9,577,000            -           -           -           -            -    12,577,000

Receivable from related party      417,000      116,000            -           -           -           -      186,000       347,000

Excess yield receivable                  -    2,725,000            -           -           -           -            -     2,725,000

Other real estate                1,408,000    1,748,000            -           -           -           -            -     3,156,000

Property and equipment              48,000    1,269,000      115,000      20,000           -           -       54,000     1,398,000

Goodwill                         1,808,000            -            -           -           -           -            -     1,808,000

Other assets                        90,000    1,665,000       44,000       6,000     104,000           -            -     1,909,000

Investment in subsidiaries       7,970,000            -            -           -           -   4,485,000   12,455,000             -
- -----------------------------------------------------------------------------------------------------------------------------------
                               $19,040,000  $67,898,000   $3,367,000    $358,000    $104,000  $4,485,000  $12,695,000   $82,557,000
===================================================================================================================================

                                                   See independent auditors' report and notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                                    SCHEDULE III
                                     CONSOLIDATING SCHEDULE - FINANCIAL POSITION
                                                               DECEMBER 31, 1995

================================================================================

                                               Pacific                 Lenders      Pacific
                               Presidential     Thrift   Consolidated  Posting and  United      Eliminating Entries
                                 Mortgage      and Loan  Reconveyance  Publishing   Group,    -----------------------
                                 Company       Company    Company       Company      Inc.         Dr          Cr       Consolidated
- -----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS'
  CAPITAL

Thrift certificates payable
  Full-paid certificates        $         -  $35,881,000  $        -     $      -   $      -  $         -  $        -   $35,881,000
  Installment certificates                -   24,275,000           -            -          -            -           -    24,275,000
- -----------------------------------------------------------------------------------------------------------------------------------
                                          -   60,156,000           -            -          -            -           -    60,156,000

Accounts payable and
  accrued expenses                  694,000      769,000   2,444,000      132,000          -       21,000           -     4,018,000

Accrued interest payable            170,000      103,000           -            -          -            -           -       273,000

Payable to related party            345,000            -           -            -    101,000      165,000           -       281,000

Mortgage notes payable              560,000       51,000           -            -          -            -           -       611,000

Notes payable                     6,771,000            -           -            -          -            -           -     6,771,000

Note payable to related
  party                             600,000            -           -            -          -            -           -       600,000

Partnership withdrawals
  payable                         1,120,000            -           -            -          -            -           -     1,120,000
- -----------------------------------------------------------------------------------------------------------------------------------
                                 10,260,000   61,079,000   2,444,000      132,000    101,000      186,000           -    73,830,000
- -----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
- -----------------------------------------------------------------------------------------------------------------------------------
Partners' capital
  Common stock                            -    3,000,000           -            -          -    3,000,000           -             -
  Additional paid-in capital              -    8,304,000           -            -      3,000    8,307,000           -             -
  Accumulated deficit                     -   (4,485,000)          -            -          -            -   4,485,000             -
  Partners' capital               8,780,000            -     923,000      226,000          -    1,202,000           -     8,727,000
- -----------------------------------------------------------------------------------------------------------------------------------
                                  8,780,000    6,819,000     923,000      226,000      3,000   12,509,000   4,485,000     8,727,000
- -----------------------------------------------------------------------------------------------------------------------------------
                                $19,040,000  $67,898,000  $3,367,000     $358,000   $104,000  $12,695,000  $4,485,000   $82,557,000
===================================================================================================================================

                                                   See independent auditors' report and notes to consolidated financial statements.

                                                   PRESIDENTIAL MORTGAGE COMPANY
                                              (A CALIFORNIA LIMITED PARTNERSHIP)
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE IV
                                             CONSOLIDATING SCHEDULE - OPERATIONS
                                                    YEAR ENDED DECEMBER 31, 1995

                                                 Pacific                     Lenders    Pacific
                                  Presidential    Thrift     Consolidated  Posting and  United     Eliminating Entries
                                    Mortgage     and Loan    Reconveyance  Publishing    Group,   ---------------------
                                    Company      Company        Company      Company      Inc.     Dr           Cr      Consolidated
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  Loans receivable                $ 1,872,000  $ 7,013,000   $        -   $      -     $   -   $        -  $        -    $8,885,000
  Deposits with financial
    institutions                       10,000      682,000            -          -         -            -           -       692,000
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest income               1,882,000    7,695,000            -          -         -            -           -     9,577,000
- ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Thrift certificates greater
    than $100,000                           -        7,000            -          -         -            -           -         7,000
  Other thrift certificates                 -    3,813,000            -          -         -            -           -     3,813,000
  Notes payable                     1,379,000            -            -          -         -            -           -     1,379,000
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest expense              1,379,000    3,820,000            -          -         -            -           -     5,199,000
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                   503,000    3,875,000            -          -         -            -           -     4,378,000
Provision for loan losses           1,894,000    1,395,000            -          -         -            -           -     3,289,000
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)
  after provision for loan
  losses                           (1,391,000)   2,480,000            -          -         -            -           -     1,089,000
- ------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trust and reconveyance fees               -            -    3,248,000          -         -            -           -     3,248,000
  Other income                        139,000      353,000            -    577,000         -            -      53,000     1,122,000
  Gain on sale of loans                     -    8,895,000            -          -         -            -           -     8,895,000
  Loan servicing fees                       -      351,000            -          -         -      351,000           -             -
  Equity in income of
    subsidiaries                    4,016,000            -            -          -         -    4,016,000           -             -
- ------------------------------------------------------------------------------------------------------------------------------------
                                    4,155,000    9,599,000    3,248,000    577,000         -    4,367,000      53,000    13,265,000
- ------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits      392,000    5,608,000    1,712,000    146,000         -            -           -     7,858,000
  General and administrative        1,192,000    4,002,000      927,000    152,000         -            -           -     6,273,000
  Related party fees                1,363,000            -            -          -         -            -     351,000     1,012,000
  Operations of other real estate   1,120,000       92,000            -          -         -            -           -     1,212,000
  Depreciation and amortization       529,000      446,000       26,000          -         -            -      82,000       919,000
- ------------------------------------------------------------------------------------------------------------------------------------
                                    4,596,000   10,148,000    2,665,000    298,000         -            -     433,000    17,274,000
- ------------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME
  TAXES (BENEFIT)                  (1,832,000)   1,931,000      583,000    279,000         -    4,367,000     486,000    (2,920,000)
INCOME TAXES (BENEFIT)                  1,000   (1,224,000)       1,000          -         -            -           -    (1,222,000)
- ------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                 $(1,833,000) $ 3,155,000   $  582,000   $279,000     $   -   $4,367,000    $486,000    (1,698,000)
====================================================================================================================================

See independent auditors' report and notes to consolidated financial statements.

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

3.3 Fifth Amended and Restated Certificate and Agreement of Limited Partnership of the Registrant (the "Partnership Agreement"), dated as of September 7, 1989, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission August 15, 1989, as amended by Amendment No. One thereto, as filed with the Securities and Exchange Commission on October 10, 1989 (Registration No. 33-30517) (the "1989 Registration Statement").

3.4 Certificate of Limited Partnership of the Registrant on Form LP-1, as filed with the California Secretary of State and currently in effect, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-11, filed with the Securities and Exchange Commission on November 13, 1984, as amended on February 4 and March 1, 1985, and declared effective on March 6, 1985 (Registration No. 2-94289) (the "1984 Registration Statement").

3.5 First Amendment to the Partnership Agreement dated as of May 15, 1993, incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on November 27, 1994 (the "1993 Annual Report").

3.6 Second Amendment to the Partnership Agreement dated as of January 1, 1994, incorporated by reference to Exhibit 3.4 of the 1993 Annual Report.

10.1 Employment Agreement by and between Pacific Thrift and Loan Company, Inc. and Frank Landini, incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on November 24, 1995 (the "S-4 Registration Statement").

10.2 Employment Agreement, dated May 9, 1984, by and among Pacific and Loan Association and the Registrant, as employers, and Joel R. Schultz, as employee, as currently in effect only with the Registrant, incorporated by reference to Exhibit 10.2 of the 1984 Registration Statement.

10.3 Employment Agreement, dated May 9, 1984, by and among Pacific and Loan Association and the Registrant, as employers, and Norman A. Markiewicz, as employee, as currently in effect only with the Registrant, incorporated by reference to Exhibit 10.3 of the 1984 Registration Statement.

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

10.5 Letter Agreement to amend Loan Agreement, dated October 26, 1995, incorporated by reference to Exhibit 10.14 to S-4 Registration Statement.

10.6 Agreement for Purchase of Limited Partnership Interests of Consolidated Reconveyance Company and Lenders Posting and Publishing Company, dated as of July 1, 1990, incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as filed with the Securities and Exchange Commission on March 31, 1991.

10.7 Master Loan Purchase Agreement dated as of June 21, 1995 by and between Pacific Thrift and Loan Company and Aames Capital Corporation, incorporated by reference to Exhibit 10.7 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on July 26, 1995.

10.8 Amendment to Loan Agreement dated as of November 28, 1995, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.

10.9     Amendment to Loan Agreement dated as of March 15, 1996.

16.1 Letter of Ernst & Young regarding termination dated September 27, 1995, incorporated by reference to the Partnership's Report on Form 8-K dated September 12, 1995, as filed with the Securities and Exchange Commission on September 28, 1995.

21.1 Subsidiaries of the Registrant, incorporated to Exhibit 21.1 of the S-4 Registration Statement.