Form 10-Q
period 1996-03-31
PRESIDENTIAL MORTGAGE CO
filed 1996-05-15
CIK 757078

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
                              QUARTERLY REPORT
                            _____________________

  __
 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

 __
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                           Consolidated Balance Sheets
                                    Unaudited

                      December 31, 1995 and March 31, 1996

                                               MARCH 31,    DECEMBER 31,
                                                 1996          1995

                    Assets

Cash & cash equivalents                       $10,158,000   $10,489,000
Accounts receivable, net                       15,917,000     3,337,000
Interest receivable                               931,000       903,000
Loans receivable, net  (Note 2)                45,276,000    43,908,000
Loans held for sale                            11,361,000    12,577,000
Receivable from related party                     333,000       347,000
Excess yield receivable                         2,467,000     2,725,000
Real estate acquired in settlement of loans     3,259,000     3,156,000
Property and equipment, net                     1,542,000     1,398,000
Goodwill                                        1,778,000     1,808,000
Other assets                                    2,008,000     1,909,000
                                              -----------   -----------
                                              $95,030,000   $82,557,000
                                              ===========   ===========

Liabilities and Partners' Capital

  Thrift certificates payable
    Full-paid certificates                     37,814,000    35,881,000
    Installment certificates                   34,967,000    24,275,000
                                              -----------   -----------
  Total thrift certificates payable            72,781,000    60,156,000
  Accounts payable and accrued expenses         3,399,000     4,018,000
  Accrued interest payable                        306,000       273,000
  Payable to related party                        665,000       281,000
  Mortgage notes payable                          653,000       611,000
  Note payable                                  6,500,000     6,771,000
  Note payable to related party                   600,000       600,000
  Partnership withdrawals payable               1,120,000     1,120,000
                                              -----------   -----------
                                              $86,024,000   $73,830,000
                                              -----------   -----------

Partners' capital                               9,006,000     8,727,000

                                              -----------   -----------
                                              $95,030,000   $82,557,000
                                              ===========   ===========


See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                                    Unaudited

                                                                           THREE MONTHS ENDED
                                                                         March 31,     March 31,
                                                                            1996         1995
Interest Income:
  Interest and fees on loans receivable                                   2,278,000    2,386,000
  Interest on investments                                                   130,000      226,000
                                                                         ----------   ----------
                    Total interest income                                 2,408,000    2,612,000
Interest Expense:

  Interest on thrift certificates greater than $100,000                           0        4,000
  Interest on other thrift certificates                                   1,010,000      976,000
  Interest on notes payable                                                 217,000      425,000
                                                                         ----------   ----------
                    Total interest expense                                1,227,000    1,405,000
                                                                         ----------   ----------
Net interest income                                                       1,181,000    1,207,000
Provision for loan losses                                                   725,000      446,000
                                                                         ----------   ----------
                    Net interest income afer provision for loan losses      456,000      761,000

Noninterest income:

  Trustee and reconveyance fees                                             857,000      785,000
  Other income                                                              238,000      308,000
  Gain on sale of loans                                                   4,712,000    1,515,000
                                                                         ----------   ----------
                                                                          5,807,000    2,608,000
Noninterest expense:

  General and administrative                                              2,085,000    1,413,000
  Salaries, employee benefits and personnel services                      2,781,000    1,623,000
  Amortization of organization costs                                         26,000       28,000
  Related party fees                                                        472,000      174,000
  Depreciation and amortization                                             107,000      116,000
  Expenses on real estate acquired in settlement of loans                    60,000      161,000
  Net loss on sales of real estate acquired
    in settlement of loans                                                  105,000       77,000
                                                                         ----------   ----------
                                                                          5,636,000    3,592,000
                                                                         ----------   ----------

                    Net income (loss) before tax provision                  627,000     (223,000)
                                                                         ----------   ----------
  Tax provision (benefit)                                                   348,000     (430,000)
                                                                         ----------   ----------
                    Net income                                              279,000      207,000
                                                                         ==========   ==========





See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PRESIDENTIAL MORTGAGE COMPANY
                       (A California Limited Partnership)
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                   Three months ended March 31, 1996 and 1995

                                                Three Months     Three Months
                                                    Ended           Ended
                                                   3-31-96          3-31-95


Cash flows from operating activities:
Adjustments to reconcile net income to
net cash used in operating
activities:
  Net income                                        279,000        207,000
  Depreciation and amortization                     133,000        144,000
  Provision for loan losses                         725,000        446,000
  Net (gain) loss on sales of real estate
    acquired in settlement of loans                 105,000         77,000
(Increase) decrease in asset accounts:
  Accounts Receivable                           (12,566,000)    (6,203,000)
  Interest receivable                               (28,000)       472,000
  Excess yield receivable                           258,000        362,000
  Goodwill                                           30,000         73,000
  Other assets                                     (125,000)       270,000
Increase (decrease) in liability accounts:
  Accounts payable and accrued expenses
  and interest payable                             (202,000)      (312,000)

                                                -----------    -----------
Net cash used in operating
activities                                      (11,391,000)    (4,464,000)
                                                -----------    -----------
Cash flows from investing activities:

  (Increase) decrease in loans receivable          (877,000)     5,331,000
  (Increase) in property & equipment               (251,000)      (307,000)
  Increase (decrease) in mortgages payable
    on other real estate                             42,000       (511,000)
  (Increase) decrease in other real estate         (208,000)        40,000
                                                -----------    -----------
Net cash provided by (used in) investing         (1,294,000)     4,553,000
activities
                                                -----------    -----------


Cash flow from financing activities:
  Increase (decrease) in thrift certificates     12,625,000       (469,000)
  (Decrease) in line of credit                     (271,000)      (969,000)
                                                -----------    -----------
Net cash provided by (used in) financing         12,354,000     (1,438,000)
activities
                                                -----------    -----------

Net decrease in cash and cash equivalents          (331,000)    (1,349,000)

Cash and cash equivalents at year end            10,489,000     19,628,000
                                                -----------    -----------
Cash and cash equivalents at March 31,           10,158,000     18,279,000
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

2)      Loans Receivable

        The following is a summary of Loans Receivable:

                                                 @ 3-31-96      @ 12-31-95
                                                -----------     -----------
        Interest bearing loans                  $50,846,000     $49,023,000
        Deferred loan fees, net                    (845,000)       (886,000)
        Allowance for loan losses                (4,725,000)     (4,229,000)
                                                -----------     -----------
                        Total                   $45,276,000     $43,908,000
                                                ===========     ===========

        The following is a summary of Allowance for Loan Losses:

        Balance at 12-31-95             $4,229,000
        Additions to reserve               725,000
        Charge offs/recoveries            (229,000)
                                        ----------
        Balance at 3-31-96              $4,725,000
                                        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Total consolidated assets of Presidential Mortgage Company (referred to herein as the "Partnership" with respect to consolidated information, and as "Presidential" with respect to the unconsolidated operations of Presidential Mortgage Company) increased $12.5 million (15.2%) to $95.0 million at March 31, 1996 from $82.5 million at December 31, 1995. The increase resulted primarily from a $12.6 million increase (381.8%) in accounts receivable, to $15.9 million at March 31, 1996 from $3.3 million at December 31, 1995, due to loan sales made in March, for which payment was received in April 1996. The increase in accounts receivable was offset by a decrease in loans held for sale, which decreased by $1.2 million (9.5%), to $11.4 million at March 31, 1996 from $12.6 million at December 31, 1995. Loans receivable increased by $1.4 million (3.2%), to $45.3 million at March 31, 1996 from $43.9 million at December 31, 1995, reflecting an increase in origination of portfolio loans by Pacific Thrift and Loan Company ("Pacific Thrift"), the Partnership's primary operating subsidiary. Excess yield receivable decreased $.2 million (7.4%) to $2.5 million from $2.7 million. Real estate acquired in settlement of loans ("OREO") increased by $.1 million (3.1%), to $3.3 million at March 31, 1996, from $3.2 million at December 31, 1995.

         Total liabilities increased $12.2 million (16.5%) to $86.0 million at March 31, 1996 from $73.8 at December 31, 1995. The increase resulted primarily from a $12.6 million (20.9%) increase in thrift certificates payable, to $72.8 million at March 31, 1996 from $60.2 million at December 31, 1995. Payables to related party increased by $.4 million (133.3%) to $.7 million at March 31, 1996 from $.3 million at December 31, 1995 due to the accrual of fees payable to the Partnership's general partner which may not be paid under the terms of the Partnership's bank loan without the bank's consent.

         Total partnership capital increased by $.3 million (3.4%) to $9.0 million at March 31, 1996 from $8.7 million at December 31, 1995, due to net income of $.3 million reported for the quarter ended March 31, 1996.

RESULTS OF OPERATIONS

GENERAL

         The Partnership reported net income of $.3 million for the three months ended March 31, 1996, after an income tax expense of $.3 million. For the three months ended March 31, 1995, the Partnership reported net income of $.2 million, after recognizing a tax benefit of $.4 million from net operating loss carryforwards of Pacific Thrift. The Partnership has a deferred tax asset of $.9 million at March 31, 1996, which management believes is more likely than not to be utilized in 1996.

INTEREST INCOME

         Total interest income decreased by $.2 million (7.7%), to $2.4 million for the quarter ended March 31, 1996 compared to $2.6 million for the quarter ended March 31, 1995. This resulted from a shorter holding period on loans originated for sale, which reduced the yield on loans held for sale pending the sale date of such loans. Interest on investments also declined by $.1 million (50.0%), to $.1 million from $.2 million, due to a decrease in investments. Total interest expense decreased by $.2 million (14.3%), to $1.2 million for the quarter ended March 31, 1996 from $1.4 million for the quarter ended March 31, 1995, due primarily to a decrease of $.2 million (50.0%) in interest payments on the bank loan, to $.2 million from $.4 million. Net interest income before provision for loan losses remained substantially unchanged at $1.2 million for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased by $.3 million (75.0%), to $.7 million for the quarter ended March 31, 1996, from $.4 million for the quarter ended March 31, 1995. The total allowance for loan losses was $4.7 million at March 31, 1996, compared to $4.2 at December 31, 1995.

         The adequacy of the allowance for loan losses is based on a variety of factors, including loan classifications and underlying loan collateral values, and is not directly proportional to the level of nonperforming loans. The ratio of nonaccrual loans past due 90 days or more to total loans was 1.4% at March 31, 1996, compared to 1.6% at December 31, 1995.

NONINTEREST INCOME

         Total noninterest income increased by $3.2 million (123.1%), to $5.8 million for the quarter ended March 31, 1996 from $2.6 million for the quarter ended March 31, 1995. The increase is due primarily to an increase of $3.2 million (213.3%) in gains on loans originated for sale, to $4.7 million for the quarter ended March 31, 1996 from $1.5 million for the quarter ended March 31, 1995, reflecting a substantial increase in the volume of loans sold that were originated for sale. During the quarter ended March 31, 1996, the Partnership originated $60.9 million and sold $61.8 million of loans originated for sale, compared to originations of $25.9 million and sales of $29.5 million for the quarter ended March 31, 1995. Trustee and reconveyance fees increased by $.1 million (12.5%), to $.9 million for the quarter ended March 31, 1996 compared to $.8 million for the quarter ended March 31, 1995. Other income declined by $.1 million for the quarter, to $.2 million from $.3 million.

NONINTEREST EXPENSE

         Noninterest expense increased by $2.0 million (55.6%), to $5.6 million for the quarter ended March 31, 1996, from $3.6 million for the quarter ended March 31, 1995. The increase primarily reflects an increase in salaries, employee benefits and personnel services of $1.2 million (75.0%), due to the increase in loan volume and related loan representative commissions, and hiring of additional support personnel to handle the increased loan volume. In addition, general and administrative expenses increased by $.7 million (50.0%), to $2.1 million for the quarter ended March 31, 1996 from $1.4 million for the quarter ended March 31, 1995, due to additional expenses related to the increase in loan originations. Related party fees increased by $.3 million (150.0%), reflecting an increase in fees payable to the general partner due to increased loan volume and fees based on net income.

LIQUIDITY AND CAPITAL RESOURCES

         Presidential does not maintain significant cash and cash equivalent assets on its own behalf, and uses substantially all of its cash flow to pay down the bank debt on a monthly basis. The primary source of Pacific Thrift's liquidity is the cash and cash equivalents maintained by Pacific Thrift in connection with its deposit-taking and lending activities. At March 31, 1996, cash and cash equivalent assets totalled $10.2 million, compared with $10.5 million at December 31, 1995. However, this did not reflect accounts receivable of $12.1 million for loans sold as of March 31, 1996 which was paid in April 1996.

         Pacific Thrift is subject to certain leverage and risk-based capital adequacy standards applicable to FDIC- insured institutions. At March 31, 1996, Pacific Thrift met the FDIC regulatory definition of "well capitalized." However, because Pacific Thrift is currently subject to a Memorandum of Understanding requiring it to maintain a certain capital level (which it currently meets), Pacific Thrift is classified by the FDIC as "adequately capitalized." See Annual Report on Form 10-K for the year ended December 31, 1995, Item 1. "Business - Supervision and Regulation -- Regulatory Actions."

         At March 31, 1996, the Partnership had no material outstanding commitments to fund loans. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1996 totalled $35.8 million. Based upon historical experience, management believes that a significant portion of such deposits will be renewed and will remain with Pacific Thrift.

         As indicated in the Statements of Cash Flows, the Partnership used $11.4 million in cash from operating activities from January 1, 1996 through March 31, 1996. This includes a deduction from cash for the $12.6 million increase in accounts receivable, which was primarily due to loans sold at March 31, 1996, and which was paid in April 1996.

         The Partnership used $1.3 million in investing activities for the three months ended March 31, 1996, primarily due to a net increase of $.9 million in loans receivable and loans held for sale.

         The Partnership realized $12.4 million from financing activities for the three months ended March 31, 1996, primarily reflecting an increase of $12.6 million in thrift certificates and a decrease of $.3 million in the bank debt. No distributions or withdrawal payments were made to limited partners in accordance with the restrictions on such payments under the bank loan agreement.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There has been no change in the legal actions described in the Annual Report on Form 10-K, except as follows:

         On April 23, 1996, Consolidated Reconveyance Company ("CRC") was served with a complaint by seven individuals suing both individually and on behalf of the general public in a purported class action filed in the Superior Court of Los Angeles County, California. The complaint names over 50 defendants, including numerous title insurance companies and trust deed services companies, generally alleging that the title insurance companies did not make certain refunds of certain trustee sale guarantee (TSGs) fees which they were required to make under the terms of a settlement of a previous case (in which CRC was not named), and that the trust deed services companies failed to purchase less costly alternative products, to request and remit refunds in the cost of TSGs or to advise the members of the class of their right to a refund from the title insurance companies. The complaint seeks restitution of all excess charges, an injunction against the practices cited and attorneys fees. The case is still in the pleading stage, discovery has not yet commenced and the purported class of plaintiffs has not yet been certified.

         Management believes that CRC has charged TSG fees in compliance with applicable law, and that this action will not have a material adverse effect on the earnings or financial condition of the Partnership.


ITEM 2.  CHANGES IN SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders during the quarter ended March 31, 1996.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1996.

                                                 PRESIDENTIAL MORTGAGE COMPANY
                                                 (Registrant)

May 14, 1996                                JOEL R. SCHULTZ
                                            ---------------
                                            Joel R. Schultz,
                                            Chief Managing Officer of
                                            Registrant; President of
                                            Presidential Services Corporation
                                            ("PSC"), general partner of
                                            Presidential Management Company, a
                                            California limited partnership,
                                            general partner of the Registrant

May 14, 1996                                CHARLES J. SIEGEL
                                            -----------------
                                            Charles J. Siegel,
                                            Chief Financial and Accounting
                                            Officer of the Registrant